Form 10KSB
period 1998-06-30
PLAYSTAR WYOMING HOLDING CORP
filed 1999-02-23
CIK 1060205

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-KSB

(Mark One)

|X| Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1998

|_| Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to _________

Commission File Number: 000-24929

                         PLAYSTAR WYOMING HOLDING CORP.
                 (Name of Small Business Issuer in Its Charter)

                   Antigua                                       52-209-8787
       (State or Other Jurisdiction of                          (IRS Employer
        Incorporation or Organization)                       Identification No.)

The Dollar Building, Top Floor, Nevis Street,
      St. John's, Antigua, West Indies
  (Address of Principal Executive Offices)                        (Zip Code)

       Registrant's telephone number, including area code: (268) 562-0075

        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:

                                                           Name of Each Exchange
      Title of Each Class:                                  on which Registered:

   Ordinary Shares, par value                                      None
       $0.0001 per share

      Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No |X|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for its most recent fiscal year were: $8,049

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of February 17, 1999 was $8,111,623.44.

      The number of ordinary shares outstanding as of February 17, 1999 was 28,592,644.

                                     PART I

      The information set forth in this Report on Form 10-KSB including, without limitation, that contained in Item 6, Management's Discussion and Analysis and Plan of Operation, contains "forward looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report.

Item 1.  Description of Business

Subsequent Events

      Since June 30, 1998, we completed a reorganization in which PlayStar Corporation, which was a Delaware corporation and predecessor to PlayStar Wyoming, merged with and into a wholly owned subsidiary, PlayStar Wyoming Holding Corp., which was a Wyoming corporation. Immediately after the merger, PlayStar Wyoming obtained Articles of Continuance from the Director of International Business Corporations, Antigua, and became an Antigua corporation. Each share of common stock of PlayStar Delaware was automatically converted into one outstanding ordinary share of the PlayStar Wyoming. The reorganization was effective on September 11, 1998. To effectuate the reorganization, PlayStar Wyoming filed a Form S-4 with the SEC on August 6, 1998 and a Form F-1/SB-2 with the SEC on August 7, 1998.

      On January 2, 1999, PlayStar agreed to acquire, on closing, 40% of the common stock of Cyberstation & Support, Inc. for Cdn.$ 500,000 ($329,000).

      In addition to the above transaction, Players Ltd., a wholly-owned subsidiary of PlayStar Wyoming, will, on closing, enter into a license agreement with Cyberstation International Limited which will grant Players an exclusive irrevocable perpetual royalty-free license to Cyberstation International's software and intellectual property, presently owned or hereafter to be acquired or developed, for use in certain designated countries and geographic territories. In consideration thereof, PlayStar will issue to Cyberstation International 5,000,000 of its ordinary shares.

      Players will also receive, on closing, the following:

      1.    50% ownership in the common stock of Net Engine St. Kitts Limited.

      2. An option to purchase for $100, at the termination of the management services agreement (described below), the software programs, including related source codes, developed by Cyberstation International for use in marketing, administration, and/or game playing activities related to casino style gaming on the Internet.

      3. An option to purchase 100% of the common stock of Dreamplay for $100.

      PlayStar, on closing, will enter into a management agreement with Cyberstation Limited whereby Cyberstation Limited will provide management services to the operating subsidiaries of PlayStar, which terminates on June 30, 2002. Cyberstation Limited will receive a base management fee of Cdn.$ 160,000 ($105,000) per annum and a payment equal to 15% of the pre-tax profits of Players; and 10% of the pre-tax profits, in excess of certain thresholds as defined in the management agreement, of PlayStar.

      In addition, Cyberstation Limited, upon closing and after the execution of the management agreement, will be granted three options to acquire an aggregate of 5,000,000 ordinary shares of PlayStar as follows:

                                                           Exercise
             No. of Shares                                  Price
             -------------                                 --------
                1,000,000                                   $ .25
                2,000,000                                     .50
                2,000,000                                    1.00
             ------------
                5,000,000
             ============

      These options vest over a three year period, and only then if the pre-tax profits of PlayStar, as defined, exceed certain amounts described in the management agreement.

Description of Business of PlayStar

      PlayStar

      PlayStar, through its subsidiaries, PlayStar Limited and Antigua Casino, operates, promotes and commercializes interactive, software-based games of chance which are offered as an on-line service accessible world-wide on the Internet. PlayStar Delaware was incorporated in the State of Delaware on October 3, 1996 under the name Global Games Corporation. On October 9, 1996, PlayStar Delaware acquired all of the issued and outstanding shares of common stock of PlayStar Limited, incorporated on October 9, 1996. Since the effective time of the reorganization, PlayStar Wyoming has continued to conduct the business previously carried on by PlayStar Delaware. Except for PlayStar Wyoming's new domicile, the activities of PlayStar Wyoming are identical to that of PlayStar Delaware prior to the effective time of the reorganization. Accordingly, references in the discussion of the business of PlayStar Wyoming include the operations of PlayStar Wyoming and PlayStar Delaware.

      PlayStar Limited and Antigua Casino

      PlayStar Limited owns the software used in an on-line casino system and licenses, promotes and commercializes the system offering casino operators interactive, software-based games of chance accessible world-wide through the Internet. These products can be accessed at www.playstar.com.

      Antigua Casino's Articles of Incorporation enable it to operate an Internet-based casino. Using the technology developed by PlayStar Limited and licensed to it, Antigua Casino's casino service, at www.antigua.org, allows patrons to play interactive games in real time either in "free" mode or in "live" mode. In "live" mode, patrons wager with chips acquired using electronic money or "e-cash" that was purchased through credit cards, wire-transfers and money-orders. Antigua Casino initially offers a selection of casino-style games, including, but not limited to, blackjack, draw poker, baccarat, roulette and three different slot machines.

      In December 1997, PlayStar Limited, on behalf of Antigua Casino, applied to the government of Antigua for an electronic casino gaming license. On January 28, 1998, the Antigua government granted approval for the issuance of the license to Antigua Casino. Antigua Casino began operations of its Internet casino immediately following the consummation of the reorganization on September 14, 1998.

      PlayStar Limited's games are designed to be entertaining and captivating. Moreover, the games have been adapted to the peculiarities of the Internet. For example, at times, due to "noise" on telephone lines or other unpredictable technical glitches, connections between computers may terminate. To respond to such problems, PlayStar Limited's software keeps track of the precise status of the game. If a game is interrupted, the patron needs only to return to the casino website, and the game will be restored to the moment the disconnection occurred.

      PlayStar Limited began testing its games on March 31, 1997 and launched its on-line service commercially on September 14, 1998.

      Antigua Casino does not require patrons to maintain a minimum account balance or place any restrictions on amounts accumulated through winnings. Antigua Casino, however, has established a maximum bet limit for new customers. Antigua Casino may, at its discretion, grant custom wagering and account options to its regular customers based upon their established profiles. At the present time, Antigua Casino does not intend to extend credit services to its patrons. In addition to the foregoing, management has agreed to adhere to the Code of Conduct of the Interactive Gaming Council, a gaming industry organization of which PlayStar is a member. Among other things, the Code of Conduct requires Interactive Gaming Council members to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. Moreover, Antigua Casino's managers may suspend a patron's account activity at any time if they suspect or observe compulsive gambling behavior. Notwithstanding these procedures, however, there can be no assurance that Antigua Casino will be able to successfully identify or curtail compulsive gambling by its patrons.

      Antigua Casino attracts patrons to its service by providing quality content through innovative use of animation and graphic design. The Antigua Casino website has been designed with simplicity and effectiveness in mind. Patrons are able to browse the website and try any game in "free" mode. When a patron decides to open an account, Antigua Casino will process certain billing information, including the patron's name, address and credit card or other payment information. Once an account is open, patrons may elect to play any of Antigua Casino games in "live" mode and wager against the patrons' accounts. Antigua Casino also allows patrons to review their accounts and cash-out at any time. Antigua Casino uses a third-party service that permits it to authenticate and process credit card transactions which occur over the Internet.

Customers and Marketing

      Antigua Casino's target market is individuals located throughout the world who are current Internet users and at least 18 years of age. According to the Internet Society, there are currently 60 to 80 million such people world-wide who regularly access the Internet. Moreover, Internet use is expected to grow by as much as 80% each year.

      Antigua Casino plans to protect all customer data and information with high-level security systems and password encryption software. Patrons are issued both an account identification number and a PIN number. Any wagering or patron functions, such as an account review or a cash-out, requires the correct identification numbers. Antigua Casino does not require identification numbers to browse its website or play games in "free" mode.

      In order to create an awareness of Antigua Casino's existence among individuals in the target market, Antigua Casino focuses its marketing efforts primarily on traditional media advertising, public relations programs, on-line promotions, business development, third-party relationships and social programs. Antigua Casino has prepared a marketing and advertising plan which commenced upon the launch of the on-line casino. Antigua Casino anticipates retaining marketing consultants to oversee its promotional efforts and advertising needs.

      Antigua Casino does not currently intend to limit its marketing and advertising program to particular jurisdictions. However, Antigua Casino may exclude the United States or any other jurisdiction from its promotional efforts if such efforts or activities are determined to be prohibited by applicable law.

Research and Development

      Since the inception of PlayStar Wyoming's predecessor in October 1996, its subsidiaries have expended approximately $1,600,000 on research and development activities through June 30, 1998. Effective April 1, 1998, PlayStar Limited and Dreamplay Research Corp. entered into an agreement in which PlayStar Limited retained Dreamplay to provide PlayStar Limited's gaming software. Pursuant to the terms of the Dreamplay agreement, Dreamplay has assigned to PlayStar Limited all right, title and interest in the software designed and developed for PlayStar Limited. The Dreamplay agreement was terminated during December, 1998. As of June 30, 1998, PlayStar Limited has paid Dreamplay approximately $860,000 for the provision and installation of gaming software.

      PlayStar Limited intends to continue the development of additional casino games, including, but not limited to, Caribbean poker, pai gow, sic bo and craps. Additionally, PlayStar Limited believes that other games, more interactive in nature, will become highly popular in the gaming community in the future.

Employees

      At June 30, 1998, PlayStar had two full-time employees, one of whom served as PlayStar Wyoming's President, and the other served as the Managing Director of Antigua Casino. PlayStar also had one part-time employee who served as PlayStar Wyoming's Chairman, Chief Executive Officer, Treasurer and Secretary, respectively. From time to time, PlayStar also retains consultants and consulting firms which provide PlayStar Wyoming with certain expertise in financing, developing, marketing and software and telecommunications technologies.

Regulation

      Possible Legislation in the United States Congress

      On July 23, 1998, the Senate passed an appropriations bill containing an amendment by Senator John Kyl of Arizona, which would prohibit gaming on the Internet in the United States. The proposed prohibition was not enacted into law in 1998, but it or a similar bill may be reintroduced shortly. Several similar bills were also introduced in the House of Representatives in the summer of 1998, and House internet gaming legislation may be reintroduced this year as well.

      If legislation prohibiting gaming on the Internet is enacted into law, that legislation could have a significant effect on Playstar's online gaming operations. If a law prohibiting Internet gaming passes, the Company's gaming subsidiaries, PlayStar Limited and Antigua Casino, might be forced to cease all marketing and promotional activities in the United States to ensure that no solicitation of United States citizens occurs. If such legislation prohibits United States citizens from gaming on the Internet, the Company may be expected to lose a significant portion of its online gaming customers.

      Licensing; Jurisdiction

      Antigua Casino must adhere to the legal requirements of each jurisdiction in which it operates or offers its services or is deemed to operate or offer its services. Antigua Casino was granted a license to operate its Internet casino by the Antigua government, under the "Virtual Casino Wagering and Sports Book Wagering Regulations" promulgated under Section 27 of the Antigua Free Trade and Processing Zone Act, 1994.

      The gaming industry is highly regulated in many parts of the world, including the United States, where the ownership and operation of land-based gaming facilities, not including sports wagering, of the type to be conducted by Antigua Casino have traditionally been regulated on a state-by-state basis with additional federal regulation of certain criminal activities connected to gambling. Companies engaged in gaming activities must adhere to the legal requirements of each jurisdiction in which they operate and offer their services.

      Antigua Casino currently intends to offer its services internationally, including throughout the United States. Antigua Casino does not currently intend to seek licenses to operate its Internet casino in any other jurisdiction nor does Antigua Casino intend to restrict or control access to its services based on user citizenship or location. However, the law of the Internet is not well developed and there can be no assurance that a jurisdiction in which the user is located will not successfully assert jurisdiction over the gaming activities of Antigua Casino. This may be an issue in the United States, as discussed further below, as well as in the other jurisdictions in which Antigua Casino customers are domiciled. In the event that it is determined that Antigua Casino is subject to the laws of jurisdictions other than Antigua, Antigua Casino would have to obtain a license in order to offer its gaming services to customers within these jurisdictions. There can be no assurance that any such licenses could be obtained. Moreover, if it is determined that Antigua Casino is operating gaming operations in a jurisdiction without a license, Antigua Casino and its officers and directors may become subject to criminal and civil penalties imposed by such jurisdiction for violating its laws. The occurrence of any of these events could have a material adverse effect on the business of PlayStar and, if many jurisdictions were successful in asserting jurisdiction over Antigua Casino, Antigua Casino could be forced to cease all gaming operations.

      A number of United States federal and state statutes could be construed to prohibit gaming through use of the Internet. All 50 states currently have statutes or regulations restricting or even prohibiting gambling activities. In most states it is illegal for anyone operating a gambling business either to accept or make a wager, with certain state-by-state statutory exceptions. The Attorneys General for at least three states, Florida, Minnesota and Texas, have issued either formal opinions or warnings that certain Internet gaming activities are illegal in those states. The Attorney General for the state of Wisconsin has also taken action against Internet gaming companies.

      In addition, the Federal Interstate Wire Act contains provisions which may make it a crime for anyone in the business of gambling to use an interstate or international telephone line to transmit information in the placing of bets, unless the betting is legal in the jurisdictions from which and into which the transmission is made. Other federal laws impacting gaming activities include the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. As discussed below, in March, 1998, the United States Attorney for the Southern District of New York filed several criminal complaints against the owners and managers of six Internet sports betting companies headquartered in the Caribbean or Central America. Those cases are the first federal prosecutions of sports betting over the Internet. PlayStar believes the conduct at issue in those cases differs from its proposed business which involves casino gaming, not sports betting. Moreover, unlike the defendants in the sports betting complaints, PlayStar does not plan to maintain marketing offices in the United States or mail promotional literature from locations in the United States.

      A risk exists, however, that federal or state authorities may view PlayStar as having violated gaming regulations. Those authorities could initiate civil or criminal proceedings against PlayStar and/or its employees. The results of such proceedings could include substantial litigation expense, fines, incarceration of company executives, diversion of the attention of key company employees, disqualification of PlayStar for licensing in the United States, and injunctions or other prohibitions preventing PlayStar from engaging in its anticipated business activities.

      It is uncertain whether the fact that Antigua Casino's on-line gaming business is legal in Antigua would insulate PlayStar from either civil or criminal liability under state or federal statutes regulating gambling. Courts considering whether to exercise personal jurisdiction over a business operating through the Internet have exercised jurisdiction over defendants who make a conscious choice to conduct business with the residents of a foreign state. For example, certain entities engaged in the Internet gaming business have been the subject of criminal complaints at the state level. In September 1997, the Minnesota Court of Appeals considered a state civil consumer protection complaint and concluded that a Belize-based Internet gambling business was subject to personal jurisdiction in Minnesota because the company conducted commercial activities in the state over the Internet. See Minnesota v. Granite Gate Resorts, Inc., 568 N.W.2d 715 (1997), aff'd, 576 N.W.2d 747 (Minn. 1998).
In March 1998, the United States District Court for the Western District of Texas concluded that a California casino that maintained a website was subject to jurisdiction in Texas since the site was available in Texas and the casino accepted business from Texas residents. See Thompson v. Handa-Lopez, Inc., 1998 WL 142300 (W.D. Tex. Mar. 28, 1998).

      Further, various regulatory and legislative agencies are conducting studies of interstate and interactive wagering, including the National Gambling Impact Study Commission. No assurance can be given that new legislation will not be adopted which limits, impedes or prohibits either the activities in which Antigua Casino proposes to engage with respect to actual wagering or the type of activities associated with such wagering. Any change in either the substance or the enforcement of the applicable rules and regulations in these areas could have a material adverse affect on PlayStar's business and prospects. Certain legislation may be considered in Congress and individual states in this regard. See discussion of possible federal legislation above.

      Prohibition on Wagering Services

      In the future, Antigua Casino may seek to offer wagering services on sporting and/or other events, in addition to its gaming services. However, Antigua Casino does not intend to offer wagering services at least until the applicable legal and regulatory environment is clarified, if at all. The use of the Internet for such wagering services may violate the United States federal wire statute. Due to the relatively recent existence of wagering over the Internet, the laws dealing with this application are not well developed. However, on March 4, 1998, the United States Attorney for the Southern District of New York indicted 14 owners and managers of six Internet sports wagering companies headquartered in the Caribbean and Central America. Additional similar indictments have since been issued. These individuals, all of whom are citizens of the United States, were charged with conspiracy to transmit bets and wagers on sporting events via the Internet in violation of the federal wire statute. The indictments were made in spite of the fact that the companies operated by the defendants were licensed to conduct wagering operations, including one which was licensed by the Government of Antigua.

Item 2.  Properties

      Antigua Casino occupies approximately 1,200 square feet on the top floor of the Dollar Building, Nevis Street, St. John's, Antigua pursuant to a lease which expires on March 31, 1999.

The monthly payments under the lease are approximately $1,480. Management anticipates renewing this lease for an additional few years. Except for the foregoing, neither PlayStar nor its subsidiaries presently own or lease any property or real estate.

Item 3.  Legal Proceedings

      Neither PlayStar nor any of its subsidiaries is a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.  Market For Common Equity and Related Stockholder Matters

Market Information

      On March 19, 1997, the common stock of PlayStar Delaware was approved for trading on the Nasdaq Over-the-Counter Bulletin Board. Following the reorganization, PlayStar Wyoming's ordinary shares were approved for trading on the Nasdaq Over-the-Counter Bulletin Board under the Symbol PSCKF. The following table sets forth, for the periods indicated, the range of the high and low bid quotations as reported by the Nasdaq Over-the-Counter Bulletin Board. The bid quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not reflect actual transactions:

                                                          High        Low
                                                          ----        ---
      Fiscal Year Ended June 30, 1997
           Third Quarter (from March 19, 1997).........   $2.50      $0.25
           Fourth Quarter..............................   $2.50      $1.00

      Fiscal Year Ended June 30, 1998
           First Quarter...............................   $2.9375    $1.00
           Second Quarter..............................   $3.125     $0.38
           Third Quarter...............................   $1.01      $0.42
           Fourth Quarter .............................   $0.70      $0.51

Holders and Dividends

      On February 17, 1999, the last reported sales price of PlayStar Wyoming's ordinary shares as reported by the Nasdaq Over-the-Counter Bulletin Board was $.51. As of February 17, 1999, there were 81 holders of record of PlayStar Wyoming's ordinary shares. PlayStar has not declared or paid any cash dividends on its common stock or ordinary shares, as the case may be, since its inception, and PlayStar's Board of Directors currently intends to retain all earnings for use in the business for the foreseeable future. Any future payment of dividends will depend upon PlayStar's results of operations, financial condition, cash requirements and other factors deemed relevant by PlayStar's Board of Directors.

Recent Sales of Unregistered Securities

      The only securities of that were issued or sold by PlayStar within the past three years and not initially registered with the Commission under the Securities Act were those issued on the dates and for the consideration described below. Any securities of PlayStar Delaware set forth below that were still issued and outstanding on the effective date of the reorganization were automatically converted to like securities of PlayStar Wyoming.

      On October 9, 1996, PlayStar Delaware, the predecessor to PlayStar Wyoming, issued 12,000,000 unregistered shares of its common stock to the shareholders of PlayStar Limited in exchange for all of the issued and outstanding shares of PlayStar Limited. These shareholders consisted of Hemery Nominees Limited, which received 3,000,000 shares beneficially owned by Julius Patta; Hemery Trustees Limited, which received 3,000,000 shares beneficially owned by Trust f/b/o Allan Bramson, Evan Bramson and Joanne Bramson; Powerstock Consultants Limited, which received 3,000,000 shares beneficially owned by William Tucker; and Powerstock Limited, which received 3,000,000 shares in the transaction beneficially owned by Trust f/b/o Irving Litvack, Michael Leonard Litvack, Lori Lee Litvack, Kari Lynn Freesman, Jeffrey Eliot Litvack, Andrew David Litvack and Dora Litvack. The issuance of shares was exempt from registration under the provisions of Section 4(2) of the Securities Act because the exchange of the shares did not involve a public offering.

      On October 9, 1996, PlayStar Delaware also adopted a stock option plan authorizing the grant of options to purchase 10,000,000 shares of its common stock. As of June 30, 1998, there were 4,148,000 options outstanding and 457,000 shares of PlayStar Delaware's common stock have been issued upon exercise of such options. The issuance of the options and any shares issuable upon exercise of such options are exempt from registration pursuant to Rule 701 promulgated under the Securities Act.

      On October 22, 1996, PlayStar Delaware commenced an offering of 1,750,000 unregistered shares of its common stock. This offering was made to five persons and was fully subscribed and closed on October 24, 1996. These shares were sold in consideration for services rendered to PlayStar Delaware aggregating $175,000 or $0.10 per share. On January 21, 1997, PlayStar Delaware and one of the purchasers, Hemery Trustees Limited, agreed to rescind 962,500 of these shares due to an error made at the time of the original issuance. The offering was not underwritten, and there were no underwriting discounts or commissions. This sale was exempt from registration in reliance upon Rule 504 promulgated under the Securities Act. The aggregate offering price did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. These securities were sold to a total of five private investors.

      On October 25, 1996, PlayStar Delaware commenced an offering of 2,062,500 unregistered shares of its common stock. This offering was made to twenty-two persons and was fully subscribed and closed on November 29, 1996. These shares were sold at a price of $0.40 per share, for total offering proceeds of $825,000. The offering was not underwritten, but PlayStar Delaware paid finders fees aggregating $163,015. This sale was exempt from registration in reliance upon Rule 504 promulgated under the Securities Act. The aggregate offering price of the October 25, 1996 Offering, together with the October 22, 1996 Offering, did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. These securities were sold to a total of twenty-two private investors.

      On January 22, 1997, PlayStar Delaware commenced an offering of 962,500 unregistered shares of its common stock. This offering was made to two persons and was fully subscribed and closed on January 22, 1997. These shares were sold in consideration for services rendered to PlayStar Delaware aggregating $96,250 or $0.10 per share. The offering was not underwritten, and there were no underwriting discounts or commissions. This sale was exempt from registration in reliance upon Rule 504 promulgated under the Securities Act. The aggregate offering price of the January 22, 1997 Offering, together with the October 22, 1996 Offering and the October 25, 1996 Offering, did not exceed $1,000,000, and the offering was otherwise in compliance with Rules 501 and 502 promulgated under the Securities Act. These securities were sold to a total of two private investors.

      In November 1997, PlayStar Delaware closed an offering to two investors of 1,250,000 shares of PlayStar Delaware's common stock at a price of $.40 per share, resulting in gross proceeds of $500,000. The shares were issued in reliance on an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. No underwriter or placement agent was retained in connection with the offering, but finders fees aggregating $50,000 were paid by PlayStar Delaware. In addition, in January 1998, an additional 250,000 shares were paid to finders in connection with the offering.

      In November 1997, PlayStar Delaware commenced an offering of shares of common stock under Regulation S promulgated under the Securities Act. In December 1997, PlayStar Delaware sold 724,274 shares of common stock at a price of $0.50 per share, resulting in gross proceeds of $362,137. PlayStar Delaware paid finders fees of $36,211 in connection with such sale. In January 1998, PlayStar Delaware sold an additional 285,000 shares of Common Stock at a price of $0.50 per share resulting in gross proceeds of $142,500. PlayStar Delaware also paid finders fees of $14,250 in connection with such sale.

      In May, June, July and August 1998, PlayStar Delaware sold 8,884,500 shares of common stock to 20 foreign investors, resulting in gross proceeds of $2,469,700. Of such shares, 7,967,500 shares were sold at a price of $0.2580645, 450,500 shares were sold at a price of $0.40 per share, and 467,000 shares were sold at a price of $0.50 per share. The shares were issued in reliance on exemptions from registration pursuant to Regulation S promulgated under the Securities Act. PlayStar Delaware retained certain placement agents in connection with the offering who received, (a) an aggregate of $153,765, (b) 929,370 shares of common stock and (c) warrants to purchase 6,500,000 shares of common stock as fees in connection therewith.

Item 6.  Management's Discussion and Analysis or Plan of Operation

PlayStar/PlayStar Wyoming

      PlayStar is a holding company which, through its subsidiaries, PlayStar Limited and Antigua Casino, operates, promotes and commercializes an on-line gaming service which offers interactive, software-based games of chance. Antigua Casino conducts PlayStar's Internet gaming business, and PlayStar Limited licenses gaming technology to Antigua Casino's Internet gaming business. For the period from inception on October 3, 1996 until June 30, 1998, the cumulative earned interest income of PlayStar was $11,071 and its accumulated deficit was $3,090,241.

      During 1996 and 1997, PlayStar raised an aggregate of $825,000 in cash through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. In

November and December, 1997, and January, 1998, PlayStar raised an additional $1,004,637 through two additional private placements completed pursuant to
Section 4(2) of the Securities Act and Regulations D and S promulgated thereunder. In May, June, July and August, 1998, PlayStar raised an additional $2,159,700 through additional private placements completed pursuant to Regulation S promulgated under the Securities Act. In addition, PlayStar had subscriptions for an additional $310,000 of common stock, subject to the completion of the reorganization. These financings have been sufficient to satisfy PlayStar's cash requirements. From these proceeds, Playstar and its subsidiaries paid approximately $860,000 for products and services provided by Dreamplay and approximately $477,000 for legal, accounting, public relations and administrative services through June 30, 1998. After the above financings, PlayStar had available approximately $1,800,000 in working capital. Of this amount, PlayStar intends to pay for the majority of its advertising, marketing and promotional efforts on a performance related commission and/or profit sharing basis.

      Management believes that PlayStar will have sufficient funds to commence and conduct its operations for at least through, at least, June 30, 1999, including its investment in Cyberstation and Support, Inc.

PlayStar Limited

      PlayStar Limited's initial efforts for its first twelve months centered on the purchase of on-line gaming and financial transaction processing software. During this period, PlayStar Limited developed its software games and system test site. PlayStar Limited's casino management system has completed the final stages of development, including completion of the beta testing of the system. PlayStar Limited licenses its gaming technology to Antigua Casino which then operates the electronic casino.

Antigua Casino

      In December 1997, PlayStar Limited, on behalf of Antigua Casino, applied to the government of Antigua for an electronic casino gaming license. On January 28, 1998, the Antigua government granted approval for the issuance of the license to Antigua Casino. Antigua Casino began operations of its Internet casino immediately following the consummation of the reorganization, on September 14, 1998.

      The launch of the on-line casino is a critical factor for Antigua Casino's success. Accordingly, PlayStar's management anticipates retaining marketing consultants to oversee its promotional efforts and advertising needs.

      During the next twelve months, Antigua Casino intends to acquire and lease computer and telecommunications equipment to facilitate its computer operations center. The estimated cost of this equipment will be approximately $200,000. Dreamplay purchased approximately $190,000 worth of hardware/software that it provided to Antigua Casino for installation into the electronic casino.

      Finally, since Antigua Casino's revenues depend on customer gaming activities, PlayStar's management will endeavor to develop a loyal customer base. Antigua Casino marketing will be directed to establish PlayStar and its PlayStar-brand products as the mark of quality and innovation in both the Internet gaming and interactive entertainment markets. Ultimately, PlayStar's management foresees that such efforts will establish the "PlayStar" name as a premier brand in on-line gaming.

Year 2000 Compliance

      PlayStar uses a significant number of computer software programs and operating systems in its internal operations. PlayStar has developed many of these programs internally ensuring that they are Year 2000 compliant. PlayStar has initiated a review of its other computer hardware and software to ensure that their computer-related applications are Year 2000 compliant and will not fail or create erroneous results as a result of the use of two digits in various program date fields. While the consequences of an incomplete or untimely resolution of the Year 2000 issue could be expected to have a negative effect on the future financial results of PlayStar, PlayStar expects that its Year 2000 issues will be satisfactorily resolved well before the year 2000. Certain of PlayStar's major suppliers have informed PlayStar that such suppliers do not anticipate problems in business operations due to Year 2000 issues. PlayStar is currently unable to determine the extent to which Year 2000 issues will affect its other suppliers or the extent to which it would be vulnerable to the suppliers' failure to remediate any of their Year 2000 issues.

New Accounting Pronouncements

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and display of comprehensive income and its components in financial statements. The Statement is effective for PlayStar's financial statements commencing the year ending June 30, 1999. The adoption of this Statement will not have a material effect on PlayStar's financial statements.

      In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for the manner in which a public business enterprise reports certain information about operating segments and discloses enterprise-wide information about its products and services, activities in different geographic areas, and its reliance on major customers. The Statement is effective for PlayStar's financial statements commencing the year ending June 30, 1999. The adoption of this Statement will not have a material effect on PlayStar's financial statements.

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for fiscal years beginning after June 15, 1999. This statement establishes standards that require that all derivative instruments be recorded on the balance sheet at their fair value. This statement is effective for PlayStar's financial statements commencing the year ending June 30, 2000. The adoption of this statement will not have a material effect on PlayStar's financial statements.

Item 7.  Financial Statements

      The financial statements of PlayStar Wyoming, including the notes thereto, together with the reports thereon of Mahoney Cohen & Company, CPA, P.C. and Fruitman Kates, Chartered Accountants, are presented beginning at page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      (a) Fruitman Kates, Chartered Accountants, the registrant's principal independent accountant, resigned on September 16, 1998.

      Fruitman Kates' report, dated March 18, 1997, contained a qualification as to accounting principles. The financial statements did not comply with APB No. 25 which requires a company to include in its determination of profit and loss for a period the effect of stock options granted during the period. The financial statements, however, were restated as of the period ended June 30, 1997, and the financial statements for the period October 3, 1996 through June 30, 1997 contained an unqualified opinion respecting the financial statements.

      The decision to change accountants was not recommended or approved by the registrant's board of directors or an audit or similar committee of the registrant's board of directors.

      During neither of the registrant's two most recent fiscal years nor any later interim period was there any disagreement between the registrant and Fruitman Kates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the Fruitman Kates' satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

      (b) On September 17, 1998, the registrant engaged Mahoney Cohen & Company, CPA, P.C. as the principal accountant to audit its financial statements beginning with the fiscal year ending June 30, 1998.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

      The following table sets forth information regarding the sole director and executive officer of PlayStar Wyoming as of June 30, 1998.

Name                               Age     Position
----                               ---     --------
William F.E. Tucker .............   65     Chairman, Chief Executive Officer,
                                           Secretary and Treasurer

Julius Patta.....................   31     President

--------------------

      Julius Patta served as President of PlayStar since the inception of PlayStar Delaware until September 11, 1998. From inception until April 1, 1998, he also served as Chief Executive Officer, Chief Financial Officer and Treasurer. Mr. Patta has fourteen years of international business, finance, games software and telecommunications technology experience. From April 1996 until September 1996, Mr. Patta was Vice President of Netron Interactive, a division of Netron, Inc., a Canadian software company. While with Netron Interactive, Mr. Patta managed corporate sales, third-party relationships, staff, production development and key projects. From June 1994 until March 1996, Mr. Patta was Vice President, Research and Development of Netron, Inc. where he managed product product planning, product development, staff, public relations and strategic customer sales. From January 1992 until May 1994, Mr. Patta was Vice President, Consulting Services of Netron, Inc. where he managed business development and sales, third-party partnering, contract negotiations and key projects. Prior to joining Netron, Inc., Mr. Patta was the owner and principal consultant of CASE Consulting Services, which provided high-end information systems services.

      William F.E. Tucker has served as Chairman and Chief Executive Officer, Treasurer and Secretary of PlayStar since April 1, 1998 and as President since September 11, 1998. Since 1992, Mr. Tucker has been a private investor. From 1974 to 1992, Mr. Tucker was a principal of Malabar Ltd., the largest Canadian supplier of manufacturing and rental services to the North American theater industry.

Item 10.  Executive Compensation

Summary Compensation Table

      The following table discloses the executive compensation paid to Julius Patta, the President of PlayStar Delaware from its October 9, 1996 inception through June 30, 1998. No other executive officer's compensation exceeded $100,000 during the periods covered below.

                                                                                      Long-Term
                                         Annual Compensation                     Compensation Awards
------------------    ---------------------------------------------------   ---------------------------
                                                                            Securities
     Name and         Fiscal                                 Other Annual   Underlying       All Other
Principal Position     Year         Salary        Bonus      Compensation     Options      Compensation
------------------    -----         ------        -----      ------------   ----------     ------------
Julius Patta           1998       $66,000(2)       -0-            -0-           -0-            -0-
President(1)           1997       $74,000(3)       -0-            -0-        1,250,000         -0-

(1)   Mr. Patta resigned on September 11, 1998.

(2) Includes (a) $38,000 paid by PlayStar to Hemery Trustees for which Mr. Patta was a software consultant and (b) $28,000 paid to Mr. Patta by Dreamplay, an entity 100% owned by Mr. Patta.

(3) Includes (a) $52,000 paid by PlayStar to Hemery Trustees for which Mr. Patta was a software consultant and (b) $22,000 paid to Mr. Patta by Dreamplay, an entity 100% owned by Mr. Patta.

      The following table contains information concerning the grant of stock options to PlayStar Delaware's executive officer named in the Summary Compensation Table during the fiscal year ended June 30, 1998.

                                   Number of       Percent of Total
                                  Securities      Options Granted to
                                  Underlying     Employees in Fiscal      Exercise or Base       Expiration
             Name              Options Granted           Year             Price per Share           Date
             ----              ---------------           ----             ---------------           ----
Julius Patta - President        1,250,000                100%                  $0.05           October 9, 2001
Total.........................  1,250,000                100%                  $0.05           October 9, 2001

      No stock options have been exercised by Mr. Patta to date.

      Directors of PlayStar do not receive any stated salary for their services as directors or members of committees of the Board of Directors, but by resolution of the Board a fixed fee and expenses of attendance may be allowed for attendance at each meeting. Directors of PlayStar may also serve PlayStar in other capacities as an officer, agent or otherwise, and may receive compensation for their services in such other capacity.

      PlayStar Wyoming is not a party to any employment or consulting agreements with its executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth information with respect to the beneficial ownership of Wyoming's ordinary shares as of February 17, 1999 by (a) each director of PlayStar Wyoming, (b) each executive officer of PlayStar Wyoming,
(c) all directors and officers of PlayStar Wyoming as a group and (d) each person known by PlayStar Wyoming to be the beneficial owner of more than five percent of the ordinary shares of PlayStar Wyoming. All percentages are based on 28,592,644 shares outstanding on February 17, 1999 and, with respect to each person holding warrants or options to purchase ordinary shares exercisable within 60 days, the number of ordinary shares that are issuable upon the exercise thereof.


                                       Beneficial Ownership of   Current Percent
Name and Address                           Ordinary Shares           of Class
                                       -----------------------   ---------------

William F.E. Tucker -- Chairman,             3,362,500(1)             11.66%
President and Chief Executive
Officer, Treasurer and Secretary
West Dunes
44 South Road
Paget PG 04
Bermuda

Julius Patta                                 3,180,500(2)             10.66%
P.O. Box W 612
Woods Centre
Antigua BW1
West Indies

Trust f/b/o Allan Bramson,                   3,194,500(3)             11.08%
Evan Bramson and
Joanne Bramson
c/o Hemery Trustees Limited
31 Broad Street
St. Helier
Jersey Channel Islands JE4 8XN

Irving Litvack                               2,950,000(4)             10.16%
542 Saint Germain Avenue
Toronto, Ontario, M5M 1X2
Canada

All directors and executive                  3,362,500(1)             11.66%
officers as a group

(1) Includes options to purchase 250,000 ordinary shares of PlayStar Wyoming exercisable within 60 days.

(2) Includes options to purchase 1,250,000 ordinary shares of PlayStar Wyoming exercisable within 60 days.

(3) Includes options to purchase 250,000 ordinary shares of PlayStar Wyoming exercisable within 60 days.

(4) Includes options to purchase 450,000 ordinary shares of PlayStar Wyoming exercisable within 60 days

Item 12.  Certain Relationships and Related Transactions

      On October 9, 1996, PlayStar Wyoming's predecessor, PlayStar Delaware, issued 12,000,000 unregistered shares of common stock to the stockholders of PlayStar Limited, in exchange for all of the issued and outstanding shares of PlayStar Limited. Certain of the beneficial owners of PlayStar Delaware were stockholders of PlayStar Limited and therefore received shares of common stock of PlayStar Delaware in the transaction. These beneficial owners include Julius Patta who received 3,000,000 shares through his beneficial ownership of Hemery Nominees Limited, Trust f/b/o Allan Bramson, Evan Bramson and Joanne Bramson which received 3,000,000 shares through its beneficial ownership of Hemery Trustees Limited, William F.E. Tucker, PlayStar's Chairman, President and Chief Executive Officer, who received 3,000,000 shares through his beneficial ownership of Powerstock Consultants Limited and Trust f/b/o Irving Litvack, Michael Leonard Litvack, Lori Lee Litvack, Kari Lynn Freesman, Jeffrey Eliot Litvack, Andrew David Litvack and Dora Litvack which received 3,000,000 shares through its beneficial ownership of Powerstock Limited in the transaction. All shares of PlayStar Delaware common stock beneficially owned by such persons at the effective time of the reorganization were converted into the same number of ordinary shares of PlayStar Wyoming.

      PlayStar Limited was a party to a certain Agreement dated April 16, 1997 with Dreamplay Research Corp., an entity which is 100% owned by Mr. Patta, who served as PlayStar's President until September 11, 1998, and is a party to an agreement with Dreamplay dated April 1, 1998 which superseded the April 16, 1997 Dreamplay agreement. These agreements with Dreamplay were approved by PlayStar Limited's disinterested directors and were made in the ordinary course of business. PlayStar Limited's management believes that these agreements contained or contain substantially the same terms as those prevailing at the time for comparable agreements and transactions with other technology development companies. See "Business - Research and Development" and "Management's Discussion and Analysis or Plan of Operation - PlayStar/PlayStar Wyoming."

Item 13.  Exhibits, List and Reports on Form 8-K

      (a)   Index to Financial Statements
            Reports of Independent Auditors
            Financial Statements
            Financial Data Schedule (filed electronically herewith)

Exhibits

2.1   Plan and Agreement of Merger of PlayStar Delaware and PlayStar Wyoming

3.1   Articles of Incorporation of PlayStar Wyoming*

3.2   By-Laws of PlayStar Wyoming.*

10.1  PlayStar Corporation 1996 Stock Option Plan.*

10.2 Agreement dated April 1, 1998 by and between PlayStar Limited and DreamPlay Research Corp.*

16.1  Letter on change in certifying accountants.**

21.1  Subsidiaries of PlayStar Wyoming.*

23.1  Consent of Fruitman Kates, Chartered Accountants.

27.1  Financial Data Schedule.

---------------

* Incorporated by reference from PlayStar Wyoming's Registration Statement on Form F-1/SB-2, as amended, originally filed with the SEC on August 7, 1998.

** Incorporated by reference from PlayStar Wyoming's Report on Form 8-K/A-1, filed with the SEC on October 30, 1998.

                         PLAYSTAR WYOMING HOLDING CORP.
                         (FORMERLY PLAYSTAR CORPORATION)
                                AND SUBSIDIARIES
                          (A Development Stage Company)

                        Consolidated Financial Statements

                                  June 30, 1998

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)


                                      Index
                                      -----

                                                                       Page
                                                                       ----

Independent Auditor's Report                                            F-1

Independent Auditor's Report                                            F-2

Consolidated Balance Sheets as of June 30, 1998 and 1997                F-3

Consolidated Statements of Operations for the Year Ended
  June 30, 1998 and for the Periods from October 3, 1996
  (Inception) to June 30, 1997 and 1998                                 F-4

Consolidated Statements of Shareholders' Equity for
  the Period from October 3, 1996 (Inception) to
  June 30, 1997 and the Year Ended June 30, 1998                     F-5 to F-7

Consolidated Statements of Cash Flows for the Year
  Ended June 30, 1998 and for the Periods from
  October 3, 1996 (Inception) to June 30, 1997 and
  1998                                                               F-8 to F-9

Notes to Consolidated Financial Statements                          F-10 to F-22

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders
Playstar Wyoming Holding Corp. and Subsidiaries

            We have audited the accompanying consolidated balance sheet of Playstar Wyoming Holding Corp. (formerly Playstar Corporation) (a Development Stage Company) and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Playstar Wyoming Holding Corp. and Subsidiaries as of June 30, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


New York, New York
October 9, 1998, except for
    Note 13, as to which the
    date is January 2, 1999

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Shareholders of PLAYSTAR CORPORATION

      We have audited the consolidated balance sheet of PLAYSTAR CORPORATION (a Development Stage Company) and subsidiary, as at June 30, 1997 and the related consolidated statements of loss, shareholders' equity and cash flows for the period from inception October 3, 1996 to June 30, 1997. These consolidated financial statements are the responsibility of PLAYSTAR CORPORATION's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audit in accordance with generally accepted auditing standards in the United States. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

      In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of PLAYSTAR CORPORATION and subsidiary, as at June 30, 1997 and the results of their operations and their cash flows for the period from inception October 3, 1996 to June 30, 1997, in conformity with generally accepted principles in the United States.

      As described in Note 5 to the financial statements, these financial statements have been revised to correct an error in the method of determining charges to operations with respect to various stock options granted by PLAYSTAR CORPORATION.



Toronto, Canada                                                   FRUITMAN KATES
June 2, 1998                                               CHARTERED ACCOUNTANTS

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets
                             June 30, 1998 and 1997

                                     ASSETS
                                     ------

                                                         1998           1997
                                                     -----------    -----------
                                                                      (Restated)
                                                                      (Note 11)
Current assets:
    Cash and cash equivalents                        $   182,219    $   109,138
    Subscriptions receivable                              21,350             --
    Prepaid expenses and other
      current assets (Note 6)                            150,922          1,860
                                                     -----------    -----------
                Total current assets                     354,491        110,998
Property and equipment, net (Note 5)                     242,410             --
Deferred offering costs                                    6,795             --
Security deposits                                         75,000             --
                                                     -----------    -----------
                                                     $   678,696    $   110,998
                                                     ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
    Accounts payable - affiliate -
        Dreamplay Research Corp. (Note 3)            $    53,702    $        --
    Accrued expenses (Note 7)                            264,374         56,045
                                                     -----------    -----------
                Total current liabilities                318,076         56,045
Commitments (Note 12)
Shareholders' equity (Note 8):
    Preferred stock, $.0001 par value:
        Authorized - 1,000,000 shares; none
        issued or outstanding at June 30, 1998
        and 1997                                              --             --
    Common stock, $.0001 par value:
        Authorized - 50,000,000 shares
        Issued and outstanding - 19,661,274
        shares in 1998 and 15,812,500 shares
        in 1997                                            1,966          1,581
    Additional paid-in capital                         3,448,895      1,980,104
    Deficit accumulated in the development stage      (3,090,241)    (1,926,732)
                                                     -----------    -----------
                Total shareholders' equity               360,620         54,953
                                                     -----------    -----------
                                                     $   678,696    $   110,998
                                                     ===========    ===========

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations



                                                    Period from      Period from
                                                     October 3,       October 3,
                                                       1996             1996
                                        Year        (Inception)      (Inception)
                                        Ended           to               to
                                      June 30,       June 30,          June 30,
                                        1998           1997             1998
                                    ------------    ------------    -----------
                                                    (Restated)       (Restated)
                                                     (Note 11)       (Note 11)
Revenue:
    Interest income                 $      8,049    $      3,022    $    11,071
                                    ------------    ------------    -----------

Expenses:
    Professional fees                    628,649          14,415        643,064
    Development costs                    396,934       1,215,527      1,612,461
    Options granted as employee
        compensation                          --         682,500        682,500
    General and administrative           112,551          13,856        126,407
    Depreciation and amortization         33,424              --         33,424
    Incorporation costs                       --           3,456          3,456
                                    ------------    ------------    -----------
                Total expenses         1,171,558       1,929,754      3,101,312
                                    ------------    ------------    -----------

Net loss                            $ (1,163,509)   $ (1,926,732)   $(3,090,241)
                                    ============    ============    ===========

Basic loss per share                $       (.07)   $       (.13)
                                    ============    ============

Weighted average number of shares     17,415,461      15,035,880
                                    ============    ============

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                 Consolidated Statements of Shareholders' Equity
                       For the Period from October 3, 1996
                      (Inception) to June 30, 1997 and the
                            Year Ended June 30, 1998

                                                                                                      Deficit
                                                                                                    Accumulated
                                                        Common Stock             Additional           in the               Total
                                                  ------------------------         Paid-in          Development        Shareholders'
                                                    Shares          Amount         Capital             Stage               Equity
                                                  ----------        ------        ----------        -----------         -----------
October 3, 1996 (inception)                               --        $   --        $       --        $        --         $        --

Common stock issued in
  exchange for all of the
  issued and outstanding
  shares of Playstar Limited
  in October 1996 (at $.0001
  per share)                                      12,000,000         1,200                --                 --               1,200

Options granted to employees
  and consultants for
  development costs and
  services                                                --            --         1,143,500                 --           1,143,500

Issuance of common stock in
  October 1996 and January
  1997 for development costs
  based on fair market value
  of services performed                            1,750,000           175           174,825                 --             175,000

Issuance of common stock
  in November 1996 at $.40
  per share in a private
  placement offering, less
  costs of $163,015                                2,062,500           206           661,779                 --             661,985

Net loss, June 30, 1997
  (restated)                                              --            --                --         (1,926,732)         (1,926,732)
                                                  ----------        ------        ----------        -----------         -----------

Balance at June 30, 1997
  (restated) (carried forward)                    15,812,500        $1,581        $1,980,104        $(1,926,732)        $    54,953
                                                  ----------        ------        ----------        -----------         -----------

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Continued)
                       For the Period from October 3, 1996
                      (Inception) to June 30, 1997 and the
                            Year Ended June 30, 1998

                                                                                                      Deficit
                                                                                                    Accumulated
                                                           Common Stock           Additional           in the             Total
                                                    -----------------------         Paid-in          Development       Shareholders'
                                                      Shares         Amount         Capital             Stage             Equity
                                                    ----------       ------       -----------        -----------        ----------
Balance at June 30, 1997
  (restated) (brought forward)                      15,812,500       $1,581       $ 1,980,104        $(1,926,732)       $   54,953

Issuance of common stock in
  November 1997 in connect-
  ion with a private placement
  offering at $.40 per share, less
  related costs of $50,000                           1,250,000          125           449,875                 --           450,000

Issuance of common stock in
  December 1997, in a private
  placement offering at $.50 per
  share, less related costs
  of $36,211                                           724,274           72           325,854                 --           325,926

Issuance of common stock in January
  1998, in a private placement
  offering at $.50 per share, less
  related costs of $14,250                             285,000           29           128,221                 --           128,250

Issuance of common stock in
  January 1998, as a fee in
  connection with the November
  1997 private placement offering
  (fair market value $.85
  per share, $212,500)                                 250,000           25               (25)                --                --

Options granted during December
  1997 through April 1998 for the
  purchase of 315,000 common
  shares to consultants as compen-
  sation for development costs,
  less unearned portion ($173,409)                          --           --            51,530                 --            51,530
                                                    ----------       ------       -----------        -----------        ----------

Totals carried forward                              18,321,774       $1,832       $ 2,935,559        $(1,926,732)       $1,010,659
                                                    ----------       ------       -----------        -----------        ----------

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
           Consolidated Statements of Shareholders' Equity (Concluded)
                       For the Period from October 3, 1996
                      (Inception) to June 30, 1997 and the
                            Year Ended June 30, 1998

                                                                                                      Deficit
                                                                                                    Accumulated
                                                         Common Stock             Additional           in the             Total
                                                    -----------------------         Paid-in          Development       Shareholders'
                                                      Shares         Amount         Capital             Stage             Equity
                                                    ----------       ------       -----------        -----------        ----------
Totals brought forward                              18,321,774       $1,832       $2,935,559        $(1,926,732)        $ 1,010,659
Issuance of common stock in
    January 1998, in connection
    with exercise of stock options
    at $.05 per share                                   30,000            3            1,497                 --               1,500
Issuance of common stock in
    February 1998, in connection
    with exercise of stock options
    at $.05 per share                                   27,000            2            1,348                 --               1,350
Issuance of common stock in May
    1998, at $.50 per share, less
    costs of $15,936                                   437,000           44          202,520                 --             202,564

Issuance of common stock in May
    1998, at $.40 per share, less
    costs of $14,441                                   445,500           45          163,714                 --             163,759
Issuance of common stock in May
    1998, in connection with
    exercise of stock options,
    at $.05 per share                                  400,000           40           19,960                 --              20,000
Current year amortization of cost
    of options granted in prior
    periods                                                 --           --           45,617                 --              45,617

Options granted in October 1998
    to consultants for the purchase
    of 300,000 shares of common
    stock for services provided
    through June 30, 1998                                   --           --           78,680                 --              78,680

Net loss, June 30, 1998                                     --           --               --         (1,163,509)         (1,163,509)
                                                    ----------       ------       ----------        -----------         -----------

Balance at June 30, 1998                            19,661,274       $1,966       $3,448,895        $(3,090,241)        $   360,620
                                                    ==========       ======       ==========        ===========         ===========


                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                         Period from       Period from
                                                                          October 3,        October 3,
                                                                             1996             1996
                                                           Year          (Inception)       (Inception)
                                                           Ended              to               to
                                                         June 30,          June 30,          June 30,
                                                           1998              1997             1998
                                                       -----------       -----------       -----------
                                                                          (Restated)        (Restated)
                                                                          (Note 11)         (Note 11)
Cash flows from operating activities:
    Net loss                                           $(1,163,509)      $(1,926,732)      $(3,090,241)
    Adjustments to reconcile net loss to
      net cash used in operating
      activities:
        Depreciation and amortization                       33,424                --            33,424
        Development costs paid through
           the issuance of common stock
           and granting of stock options                   175,827           636,000           811,827
        Options granted as employee
           compensation                                         --           682,500           682,500
        Change in assets and liabilities:
           Prepaid expenses and other
              current assets                              (149,062)           (1,860)         (150,922)
           Accounts payable - affiliate -
              Dreamplay Research Corp.                      53,702                --            53,702
           Accrued expenses                                208,329            56,045           264,374
                                                       -----------       -----------       -----------
                Net cash used in operating
                   activities                             (841,289)         (554,047)       (1,395,336)
                                                       -----------       -----------       -----------

Cash flows from investing activities:
    Payments of security deposits                          (75,000)               --           (75,000)
    Purchase of computer hardware                         (275,834)               --          (275,834)
                                                       -----------       -----------       -----------
                Cash used in investing activities         (350,834)               --          (350,834)
                                                       -----------       -----------       -----------

Totals carried forward                                 $(1,192,123)      $  (554,047)      $(1,746,170)
                                                       -----------       -----------       -----------

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Concluded)

                                                                     Period from      Period from
                                                                      October 3,       October 3,
                                                                         1996            1996
                                                        Year         (Inception)      (Inception)
                                                        Ended             to              to
                                                      June 30,         June 30,         June 30,
                                                        1998             1997            1998
                                                    -----------      -----------      -----------
                                                                      (Restated)       (Restated)
                                                                      (Note 11)        (Note 11)
Totals brought forward                              $(1,192,123)      $(554,047)      $(1,746,170)

Cash flows from financing activities:
    Net proceeds from issuance of common
        shares                                        1,271,999         663,185         1,935,184
    Deferred offering costs                              (6,795)             --            (6,795)
                                                    -----------       ---------       -----------
                Net cash provided by financing
                   activities                         1,265,204         663,185         1,928,389
                                                    -----------       ---------       -----------

Net increase in cash and cash equivalents                73,081         109,138           182,219

Cash and cash equivalents, beginning of
    period                                              109,138              --                --
                                                    -----------       ---------       -----------
Cash and cash equivalents, end of year              $   182,219       $ 109,138       $   182,219
                                                    ===========       =========       ===========


      Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock issued in connection
    with raising of capital                         $   212,500       $      --       $   212,500
                                                    ===========       =========       ===========

Receivable from shareholders in
    connection with exercise of stock
    options                                         $    21,350       $      --       $    21,350
                                                    ===========       =========       ===========

                             See accompanying notes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1 -   The Company

            The consolidated financial statements include the accounts of Playstar Wyoming Holding Corp. ("Playstar Wyoming") (formerly Playstar Corporation) and its wholly-owned subsidiaries, Playstar Limited (a Jersey Island corporation), Players Ltd. (an Antigua corporation) ("Players") and Antigua Casino and Sports Book Limited (an Antigua corporation) (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

            On June 30, 1998, effective September 4, 1998, pursuant to a Merger Agreement, and an Application for Certificate of Transfer, the Company's board of directors and holders of more than two-thirds of the outstanding shares of its common stock approved the reorganization of Playstar Corporation pursuant to which Playstar Corporation was merged with and into Playstar Wyoming Holding Corp., a newly formed Wyoming corporation which became the surviving entity (the "Merger"). Subsequently, pursuant to a Wyoming statutory continuation procedure, Playstar Wyoming became an Antigua corporation ("Playstar Antigua"). In accordance with the terms of the merger, each outstanding share of Playstar Corporation's common stock was automatically converted into one outstanding share of Playstar Wyoming common stock and subsequently, in connection with the statutory continuation procedure referred to above, automatically converted into one ordinary share, par value $.0001 of Playstar Antigua.

            The Company, through its subsidiaries, designs, develops and intends to operate, promote and commercialize an on-line gaming service operating interactive, software-based games of chance, accessible world-wide through the Internet. The Company has been in the development stage since its incorporation on October 3, 1996.

            Basis of Presentation and Management's Plans

            Since its inception in 1996, the Company has been primarily engaged in the development of its software-based games of chance, and their ability to be played along the Internet, market testing its intended service, and raising capital. As a consequence, there has not been any significant operating revenue generated by the utilization of the Company's services and/or products through June 30, 1998.

            The Company has experienced negative cash flows from operations since its inception and has an accumulated deficit of $3,090,241 at June 30, 1998. The Company has funded its activities to date primarily from equity financings. The Company will continue to require substantial funds to continue development of activities and to commence sales and marketing

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1 -    The Company (Continued)

            Basis of Presentation and Management's Plans (Continued)

efforts. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's beta testing activities; the progress of and costs associated with the Company's future research, marketing or other funding arrangements; the availability of qualified personnel; the success of the Company's sales and marketing programs; and changes in economic, regulatory or competitive conditions of the Company's planned business.

            Additionally, as more fully discussed in Note 10, the Company's online gaming operations could be significantly impacted by legislation introduced in the last Congress that will likely be reintroduced in the current Congress. That legislation proposes to make it illegal for anyone living in the United States to wager or gamble on the Internet. Management is not presently able to determine the effects, if any, that the passage of such legislation, if reintroduced and enacted into law, would have on the Company's future results of its online gaming operations.

            During July, August and September 1998, the Company completed the sale of 8,002,000 shares of its common stock, realizing net proceeds of approximately $1,939,000 after the payment of approximately $134,000 for fees and commissions in connection with the sale of such shares. Based on the Company's presently planned expenditures and activities for the fiscal year ending June 30, 1999 and notwithstanding the uncertainty referred to in the previous paragraphs, management believes that such funds will enable the Company to continue to meet its obligations as they become due through at least July 1, 1999.

Note 2 -    Summary of Significant Accounting Policies

            Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 2 -    Summary of Significant Accounting Policies (Continued)

            Foreign Currency Translation

            The accounts of Antigua Casino are translated using a fixed exchange rate for assets, liabilities and results of operations. The local currency for Antigua Casino is the functional currency. Assets, liabilities and revenue and expenses of Antigua Casino are all translated at the current conversion rate as the Antigua currency is, in effect, "linked" to the U.S. dollar and the exchange rate does not fluctuate.

            New Accounting Pronouncements

            In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." This statement requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required for comparative purposes. Because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial position or results of operations.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." This statement includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the material countries in which the entity holds assets and reports revenue. The statement will be effective for annual periods beginning after December 15, 1997 and the Company will adopt its provisions in fiscal 1999. Reclassification for earlier periods is required, unless impracticable, for comparative purposes. However, because the statement requires only additional disclosure, the Company does not expect the statement to have a material impact on its financial statements or results of operations.

            In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for all fiscal periods beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements



Note 2      Summary of Significant Accounting Policies (Continued)

            New Accounting Pronouncements (Continued)

Management of the Company anticipates that due to its limited use of derivative instruments, the adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

            Advertising and Promotion Costs

            Advertising and promotion costs are charged to operations during the period in which they are incurred. For the period October 3, 1996 (inception) through June 30, 1997 and the year ended June 30, 1998, such costs were nominal.

            Computation of Net Loss per Common Share

            The Company adopted SFAS No. 128, "Earnings per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options using the treasury stock method.

            For all periods presented, common stock options are not included in the computation as they would be anti-dilutive. In the event that the Company was to report net income in future periods, these options, aggregating 4,148,000 at June 30, 1998, could have a dilutive effect on future earnings per share calculations in those periods.

            Cash Equivalents

            The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents. At June 30, 1998, all cash and cash equivalents were held at financial institutions outside of the United States.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 -    Related Party Transactions

            From inception, the Company has retained the services of Dreamplay Research Corp. ("Dreamplay"), a Canadian corporation that is wholly-owned by one of the Company's significant shareholders, and through September 1998 was the Company's president and through March 1998 a member of its board of directors. Dreamplay has (from inception) provided software and system integration consultation services in connection with the Company's efforts to build out its web-site and to develop Internet gaming applications. Additionally, Dreamplay has acted as the Company's principal purchaser of related hardware and vendor supplied software applications.

            The agreement between the Company and Dreamplay dated April 1998, ended in December 1998 (see Note 13). Dreamplay worked exclusively for the Company and was reimbursed for all of its operating expenses plus a profit in developing the Company's software and providing other services.

            The following table summarizes transactions between the Company and Dreamplay for the year ended June 30, 1998 and for the period from October 3, 1996 (inception) to June 30, 1997:

                                                                   Period from
                                                                 October 3, 1996
                                                   Year Ended     (Inception) to
                                                 June 30, 1998   June 30, 1997
                                                 -------------   ---------------
Charges to Playstar for research and
   development                                     $ 387,409       $435,000
Charges to Playstar for purchases of computer
   hardware and software                             256,778             --
Due to Dreamplay for issuance costs paid on
   Playstar's behalf                                   6,004             --
Credit issued against research and development
   costs                                            (171,489)            --
                                                   ---------       --------
Total                                              $ 478,702       $435,000
                                                   =========       ========
Amounts paid to Dreamplay                          $ 425,000       $435,000
                                                   =========       ========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 3 -    Related Party Transactions (Continued)

            Through June 30, 1998, Dreamplay has been compensated for its out-of-pocket costs and expenses, plus a mark-up between 5% and 10%, depending on the nature of the work performed. At June 30, 1998, approximately $54,000 was owed to Dreamplay.

Note 4 -    Business Acquisition

            Playstar Limited

            On October 9, 1996, the Company acquired 100% of the issued and outstanding common shares of Playstar Limited, a Jersey Island corporation ("Limited"), in exchange for the issuance to Limited's shareholders of 12,000,000 of the Company's common shares. The business combination has been accounted for as an "as if pooling of interests", since both the Company and Limited were entities under common control. Accordingly, the assets and liabilities of the combining companies are recorded at their historical cost and results of operations include the results of both entities for all periods presented.

Note 5 -    Property and Equipment

            Computer equipment, software and peripherals costing $275,834 are being depreciated using the straight-line method over five and seven years using the half-year convention. At June 30, 1998, the book value of these assets is net of $33,424 of accumulated depreciation.

Note 6 -    Prepaid Expenses and Other Current Assets

            At June 30, prepaid expenses and other current assets consist of the following:

                                                            1998           1997
                                                          --------        ------
Antigua casino license (one-year operating
   license beginning September 14, 1998) (a)              $100,000        $   --
Prepaid support and maintenance                             26,905            --
Other prepaid expenses                                      24,017         1,860
                                                          --------        ------
                                                          $150,922        $1,860
                                                          ========        ======

            (a) The license to operate an Antigua casino must be renewed annually at a cost of $100,000 per year for each of the next four years.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 7 -    Accrued Expenses

            At June 30, accrued expenses consist of the following:

                                                         1998               1997
                                                     --------            -------
           Accrued professional fees                 $250,612            $56,045
           Other accrued expenses                      13,762                 --
                                                     --------            -------
                                                     $264,374            $56,045
                                                     ========            =======

Note 8 -    Shareholders' Equity

            Common Stock

            On October 9, 1996, the Company issued 12,000,000 shares of its common stock to the shareholders of Playstar Limited in exchange for all of the issued and outstanding shares of Playstar Limited.

            On October 22, 1996, the Company issued 1,750,000 shares of its common stock. These shares were issued in consideration for services rendered to the Company with an estimated fair value aggregating $175,000 or $0.10 per share. This sale was exempt from registration in reliance upon Rule 504 promulgated under the Securities Act of 1933 ("Securities Act") ("Rule 504"). On January 21, 1997, the Company and one of the purchasers agreed to rescind the purchase of 962,500 of these shares which were subsequently re-issued to another party in January 1997 in consideration for services valued as above. The shares issued are exempt from registration in reliance upon Rule 504 promulgated under the Securities Act.

            On October 25, 1996, the Company commenced an offering of 2,062,500 shares of its common stock. This offering was fully subscribed and closed on November 29, 1996. These shares were issued at a price of $0.40 per share, for gross offering proceeds of $825,000. The Company paid finders fees aggregating $163,015. This sale was exempt from registration in reliance upon Rule 504 promulgated under the Securities Act.

            In November 1997, the Company completed an offering of 1,250,000 shares of its common stock at a price of $.40 per share, resulting in gross proceeds of $500,000. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 8 -    Shareholders' Equity (Continued)

            Common Stock (Continued)

Securities Act and Regulation D promulgated under the Securities Act. Finders fees aggregating $50,000 were paid by the Company. In addition, in January 1998, an additional 250,000 shares were issued to finders as compensation for their assistance in connection with the sale of the 1,250,000 shares.

            In November 1997, the Company commenced an offering of shares of common stock under Regulation S promulgated under the Securities Act. In December 1997, the Company sold 724,274 shares of common stock at a price of $0.50 per share, resulting in gross proceeds of $362,137. The Company paid finders fees of $36,211 in connection with such sale. In January 1998, the Company sold an additional 285,000 shares of common stock at a price of $0.50 per share resulting in gross proceeds of $142,500. The Company paid finders fees of $14,250 in connection with such sale.

            In May 1998, the Company sold 437,000 shares of its common stock at $0.50 per share and 445,500 shares of its common stock at $0.40 per share in reliance upon exemptions from registration pursuant to Regulation S of the Securities Act. Costs incurred in connection with each were $15,936 and $14,441, respectively.

            Private Placement of Common Stock Subsequent to June 30, 1998

            During July, August and September 1998, through a private placement offering, the Company issued 8,002,000 shares of its common stock at prices ranging from $.2580645 to $.50 per share, realizing total net proceeds of approximately $1,939,000. Additionally, the Company granted 929,370 shares as issuance costs and 6,500,000 of warrants to purchase shares of the Company's common stock. These warrants were granted to investors, in addition to the shares they purchased, and as payment for issuance costs. The warrants are exercisable as follows: 5,300,000 warrants at $.80 per share, 1,000,000 warrants at $1.25 per share, 100,000 warrants at $1.00 per share, and 100,000 warrants at $.50 per share. All of the warrants expire in May 2000.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 -    Shareholders' Equity (Continued)

            Stock Options

            On October 9, 1996, the Company adopted a stock option plan authorizing the granting of options to purchase up to 10,000,000 common shares. The stock option plan permits the granting of options to officers and employees of, as well as consultants to, the Company and its subsidiaries. Generally, the terms of the option are to be set by the Company's board of directors.

            SFAS No. 123, "Accounting for Stock-Based Compensation", requires entities to recognize as compensation expense over the vesting period the fair value of stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma income (loss) per share disclosures for employee stock option grants made from 1995 forward as if the fair-value-based method, defined in SFAS No. 123, had been applied.

            The Company has elected to adopt the disclosure-only provision of SFAS No. 123, and as described above, will continue to apply APB No. 25 to account for stock options. Had compensation expense been determined as provided in SFAS No. 123, the pro forma effect would have been:

                                  Year Ended       Period Ended     Cumulative,
                                 June 30, 1998    June 30, 1997    June 30, 1998
                                  -----------      -----------      -----------
Net loss - as reported            $(1,163,509)     $(1,926,732)     $(3,090,241)
Net loss - pro forma               (1,183,752)      (2,001,807)      (3,185,559)
Loss per share - as reported             (.07)            (.13)
Loss per share - pro forma               (.07)            (.13)

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 -    Shareholders' Equity (Continued)

            Stock Options (Continued)

            The fair value of each option granted subsequent to 1996 is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997 and 1998: dividend yield of 0%, expected volatility of 142%; risk-free interest rate of 6% and expected lives of 5 years.

            The table below summarizes the activity in the plan for the year ended June 30, 1998 and the period October 3, 1996 (inception) to June 30, 1997:

                                                                                         Period from
                                                          Year Ended             October 3, 1996 (Inception)
                                                        June 30, 1998                 to June 30, 1997
                                                 -------------------------       ---------------------------
                                                                 Weighted-                         Weighted-
                                                                  Average                           Average
                                                                  Exercise                          Exercise
                                                   Shares          Price          Shares             Price
                                                 ---------       ---------       ---------         ---------
Outstanding at beginning of period               4,100,000         $  .05               --        $   --
Granted                                            865,000            .46        4,100,000           .05
Exercised                                         (457,000)           .05               --            --
Cancelled                                         (360,000)           .05               --            --
Outstanding at the end of period                 4,148,000            .14        4,100,000           .05
Options exercisable at the end of period         4,148,000            .14        4,100,000           .05
Weighted-average fair value of options
   granted during the period                            --            .45               --           .05
Weighted-average remaining contractual
   rights (months)                                      --          86.00               --         57.00

            Exercise prices for options outstanding as of June 30, 1998 ranged from $.05 to $.76.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 8 -    Shareholders' Equity (Continued)

            Stock Options (Continued)

            Additional stock option information is presented below:

                                                                   Period from
                                                                 October 3, 1996
                                             Year Ended          (Inception) to
                                            June 30, 1998         June 30, 1997
                                              ---------             ---------
Options granted:
   Employees                                    250,000             2,270,000
   Consultants                                  615,000             1,830,000
                                              ---------             ---------
                                                865,000             4,100,000
                                              =========             =========
Options cancelled:
   Employees                                     10,000                    --
   Consultants                                  350,000                    --
                                              ---------             ---------
                                                360,000                    --
                                              =========             =========
Options exercised:
   Employees                                     30,000                    --
   Consultants                                  427,000                    --
                                              ---------             ---------
                                                457,000                    --
                                              =========             =========
Options outstanding:
   Employees                                  2,480,000             2,270,000
   Consultants                                1,668,000             1,830,000
                                              ---------             ---------
                                              4,148,000             4,100,000
                                              =========             =========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 9 -    Income Taxes

            The following table reconciles the provision for income taxes with the federal statutory rate for the periods presented:

                                                                   Period from
                                                                 October 3, 1996
                                                  Year Ended     (Inception) to
                                                June 30, 1998     June 30, 1997
                                                  ---------         ---------
Federal income tax benefit at statutory rate      $(395,000)        $(655,000)
Valuation allowance                                 395,000           655,000
                                                  ---------         ---------
Provision for income taxes                        $      --         $      --
                                                  =========         =========

            Deferred tax liabilities and assets are determined based on the difference between financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

            The components of deferred tax assets are as follows:

                                                         June 30,            June 30,
                                                           1998                1997
                                                        -----------         ---------
Asset:
   Net operating loss carryforwards                     $ 1,050,000         $ 655,000
   Less:  Deferred tax asset valuation allowance         (1,050,000)         (655,000)
                                                        -----------         ---------
                                                        $        --         $      --
                                                        ===========         =========

            The Company's net operating loss carryforwards of approximately $3,090,000 expire through the year 2013. The valuation allowance increased by $395,000 during the year ended June 30, 1998.

            Management of the Company believes that the reorganization consummated in September 1998 will be, in part, a taxable transaction to the Company in which a portion of the gain realized on the transaction for federal income tax purposes will be potentially subject to United States federal income taxes. However, based on the appraised fair market value of the assets of the Company as of June 30, 1998, and the availability of deductions for, and the net operating loss carryforward to, the taxable year that will include the reorganization, the Company believes a reasonable position can be taken that the United States federal income tax imposed on it as a result of the consummation of the reorganization will not be material. Nevertheless, there is a risk that it may be ultimately determined that any gain realized by the Company upon the consummation of the reorganization would be taxable in full for United States federal income tax purposes.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 10 -   Possible Legislation in the United States Congress

            On July 23, 1998, the Senate passed an appropriations bill containing an amendment by Senator John Kyl of Arizona, which would prohibit gaming on the Internet in the United States. The proposed prohibition was not enacted into law in 1998, but it or a similar bill may be reintroduced shortly. Several similar bills were also introduced in the House of Representatives in the summer of 1998, and House Internet gaming legislation may be reintroduced this year as well.

            If legislation prohibiting gaming on the Internet is enacted into law, that legislation could have a significant effect on Playstar's online gaming operations. If a law prohibiting Internet gaming passes, the Company's gaming subsidiaries (Limited and Casino) might be forced to cease all marketing and promotional activities in the United States to ensure that no solicitation of United States citizens occurs. If such legislation prohibits United States citizens from gaming on the Internet, the Company may be expected to lose a significant portion of its online gaming customers.

Note 11 -   Restatement of 1997 Financial Information

            The financial statements as of June 30, 1997 and for the period October 3, 1996 (inception) to June 30, 1997 have been restated to comply with the requirements of APB No. 25 and SFAS 123 as disclosed in Note 8.

            The effect of the correction with respect to the recording of stock options granted to employees and consultants during the period has been to increase development costs charged to operations by $461,000, and to increase employee compensation charged to operations by $682,500.

            In total, the effect of the restatement has been to charge operations with $1,143,500 ($.08 per share).

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 12 -   Commitments

            Leases

            The Company entered into two one-year leases for office space in Antigua. These leases commenced on May 1, 1998 and have fixed monthly rental payments of $4,500. Approximately $14,000 in rent charges is included in rent expense for the year ended June 30, 1998.

Note 13 -   Subsequent Events

            On January 2, 1999, the Company agreed to acquire, on closing, 40% of the common stock of Cyberstation & Support, Inc. for Cdn.$ 500,000 ($329,000).

            In addition to the above transaction, Players will, on closing, enter into a license agreement with Cyberstation International Limited ("CI") which will grant Players an exclusive irrevocable perpetual royalty-free license to CI's software and intellectual property, presently owned or hereafter to be acquired or developed, for use in certain designated countries and geographic territories. In consideration thereof, the Company will issue to CI 5,000,000 of its ordinary shares.

            Players will also receive, on closing, the following:

            1.    50% ownership in the common stock of Net Engine St. Kitts
                  Limited.

            2. An option to purchase for $100, at the termination of the management services agreement (described below), the software programs, including related source codes, developed by CI for use in marketing, administration, and/or game playing activities related to casino style gaming on the Internet.

            3. An option to purchase 100% of the common stock of Dreamplay for $100.

            The Company, on closing, will enter into a management agreement ("Agreement") with Cyberstation Limited ("Cyberstation") whereby Cyberstation will provide management services to the operating subsidiaries of the Company, which terminates on June 30, 2002. Cyberstation will receive a base management fee of Cdn.$ 160,000 ($105,000) per annum and a payment equal to 15% of the pre-tax profits of Players; and 10% of the pre-tax profits, in excess of certain thresholds as defined in the Agreement, of the Company.

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 13 -   Subsequent Events (Continued)

            In addition, Cyberstation, upon closing and after the execution of the Agreement, will be granted three options ("Options") to acquire an aggregate of 5,000,000 ordinary shares of the Company as follows:

                                         Exercise
             No. of Shares                Price
             -------------               --------
               1,000,000                 $    .25
               2,000,000                      .50
               2,000,000                     1.00
               ---------
               5,000,000
               =========

            The Options vest over a three year period, and only then if the pre-tax profits of the Company, as defined, exceed certain amounts described in the Agreement.

                                   SIGNATURES

            In accordance with the requirements of the Securities Exchange Act of 1934, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing on Form 10-KSB and authorized this annual report to be signed on its behalf by the undersigned, in the city of St. John's, Island of Antigua, on February 22, 1999.


                                                  PLAYSTAR WYOMING HOLDING CORP.


                                                  By: /s/ William F.E. Tucker
                                                      --------------------------
                                                      William F.E. Tucker
                                                      President

         In accordance with the requirements of the Securities Exchange Act of 1934, this annual report has been signed by the following persons in the capacities and on the dates indicated.

Signature                              Title                                         Date
---------                              -----                                         ----
/s/ William F.E. Tucker    Chairman and Chief Executive Officer,                 February 22, 1999
-----------------------    Secretary and Treasurer (Principal Executive,
William F.E. Tucker        Principal Accounting and Principal Financial
                           Officer)