Form 10QSB
period 1998-09-30
PLAYSTAR WYOMING HOLDING CORP
filed 1999-04-19
CIK 1060205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - September 30, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________________________to____________________

                        Commission File Number: 000-24929

                         PLAYSTAR WYOMING HOLDING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Antigua                                       52-209-8787
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

 The Dollar Building, Top Floor, Nevis Street, St. John's, Antigua, West Indies
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (268) 562-0075
                           ---------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of October 26, 1998: 28,592,644 ordinary shares, $ .01 par value.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                   FORM 10-QSB

                         PLAYSTAR WYOMING HOLDING CORP.
                               TABLE OF CONTENTS
                                                                            PAGE


PART I.      Financial Information

  Item 1     Financial Statements

             Unaudited Consolidated Balance Sheet as of September 30, 1998
             and June 30, 1998.................................................3

             Unaudited Consolidated Statements of Operations for the three months ended September 30, 1998 and September 30, 1997 and for the period from inception
             (October 3, 1996) to September 30, 1998...........................4

             Unaudited Consolidated  Statements of Shareholders' Equity for
             the three months ended September 30, 1998 and for the period from inception (October 3, 1996) to June 30, 1998.................5

             Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and September 30, 1997 and for the period from inception (October 3, 1996) to
             September 30, 1998................................................9

             Notes to Consolidated Financial Statements.......................11

  Item 2       Management's Discussion and Analysis
             or Plan of Operation.............................................14

PART II.     Other Information................................................18

  Item 2     Changes in Securities
  Item 6     Exhibits and Reports on Form 8-K

Signatures   .................................................................19

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS

                                                                                  September 30,       June 30,
                                                                                      1998             1998
                                                                                   (Unaudited)      (Audited)
                                                                                   -----------    -----------
Current assets:
        Cash and cash equivalents                                                  $ 1,634,016    $   182,219
        Subscriptions receivable                                                         1,350         21,350
        Prepaid expenses and other current assets                                      157,900        150,922
                                                                                   -----------    -----------
                    Total current assets                                             1,793,266        354,491

        Property and equipment, net                                                    294,911        242,410

        Deferred offering costs                                                             --          6,795

        Security deposits                                                               71,009         75,000
                                                                                   -----------    -----------
                                                                                   $ 2,159,186    $   678,696
                                                                                   -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
        Accounts payable - affiliate - Dreamplay Research
              Corp                                                                 $    58,955    $    53,702
        Accrued expenses and other current liabilities                                 155,080        264,374
                                                                                   -----------    -----------
                    Total current liabilities                                          214,035        318,076

Shareholders' equity
        Preferred stock, $.0001 par value:
              Authorized - 1,000,000 shares; none
              issued or outstanding at September 30, 1998
              and June 30, 1998                                                             --             --
        Common stock, $.0001 par value:
              Authorized - 50,000,000 shares Issued and outstanding
              - 28,592,644 shares at September 30, 1998 and
              19,661,274 shares at June 30, 1998                                         2,859          1,966
        Additional paid-in capital                                                   5,567,374      3,448,895
        Deficit accumulated in the development stage                                (3,625,082)    (3,090,241)
                                                                                   -----------    -----------
                    Total shareholders' equity                                       1,945,151        360,620
                                                                                   -----------    -----------
                                                                                   $ 2,159,186    $   678,696
                                                                                   ===========    ===========

                                 PLAYSTAR WYOMING HOLDING CORP.
                        (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                 (A Development Stage Company)
                             Consolidated Statements of Operations
                                          (Unaudited)

                                                                                   Period from
                                                                                   October 3,
                                                                                       1996
                                                   Three Months   Three Months     (Inception)
                                                      Ended          Ended             to
                                                  September 30,   September 30,    September 30,
                                                      1998            1997             1998
                                                  ------------    ------------    ------------
                                                                    (Restated)      (Restated)
                                                                     (Note 6)        (Note 6)
Revenue:
        Casino testing                             $      3,068    $         --    $      3,068
        Interest income                                  16,468             271          27,539
                                                   ------------    ------------    ------------
                                                         19,536             271          30,607

Expenses:
        Development costs                               326,622          92,596       2,110,572
        Credit issued against prior development
              costs                                          --        (171,489)       (171,489)
        Professional fees                               108,798          17,734         751,862
        Options granted as employee compensation         70,225              --         752,725
        General and administrative                       28,394           6,392         154,801
        Bank charges and processing fees                  4,169              --           4,169
        Depreciation and amortization                    16,169           2,593          49,593
        Incorporation costs                                  --              --           3,456
                                                   ------------    ------------    ------------
                    Total expenses                      554,377         (52,174)      3,655,689
                                                   ------------    ------------    ------------

        Net income  ( loss)                        $   (534,841)   $     52,445    $ (3,625,082)

        Basic loss per share                       $       (.02)   $        .00

        Weighted average number of shares            23,426,752      15,812,500
                                                   ============    ============

                                        PLAYSTAR WYOMING HOLDING CORP.
                               (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                        (A Development Stage Company)
                                          Consolidated Statements of
                               Shareholders' Equity For the Period from October
                                     3, 1996 (Inception) to June 30, 1998
                                and the Three Months ended September 30, 1998
                                                 (Unaudited)

                                                                                    Deficit
                                                                                  Accumulated
                                                Common Stock          Additional     in the         Total
                                         -------------------------     Paid-in    Development   Shareholders'
                                            Shares       Amount        Capital        Stage         Equity
                                         -----------   -----------   -----------   -----------    -----------

October 3, 1996 (inception)                       --   $        --   $        --   $        --    $        --

Common stock issued in exchange
   for all of the issued and
   outstanding  shares of Playstar
   Limited in October 1996 (at $.0001
   per share)                             12,000,000         1,200            --            --          1,200

Options granted to employees
   and consultants for
   development costs and
   services                                        --            --     1,143,500            --      1,143,500

Issuance of common stock in
   October 1996 and January 1997
   for development  costs based
   on fair market value of
   services performed                      1,750,000           175       174,825            --        175,000

Issuance of common stock
   in November 1996 at $.40
   per share in a private
   placement offering, less
   costs of $163,015                       2,062,500           206       661,779            --        661,985

Net loss, June 30, 1997
   (restated)                                     --            --            --    (1,926,732)    (1,926,732)
                                         -----------   -----------   -----------   -----------    -----------

Balance at June 30, 1997
   (restated) (carried forward)           15,812,500         1,581     1,980,104    (1,926,732)        54,953
                                         -----------   -----------   -----------   -----------    -----------

                                       5


                                           PLAYSTAR WYOMING HOLDING CORP.
                                  (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                            (A Development Stage Company)
                                   Consolidated Statements of Shareholders' Equity
                                   (continued) For the Period from October 3, 1996
                                            (Inception) to June 30, 1998
                                      and the Quarter ended September 30, 1998
                                                     (Unaudited)

                                                                                        Deficit
                                                                                      Accumulated
                                                  Common Stock          Additional       in the          Total
                                            -------------------------     Paid-in      Development    Shareholders'
                                               Shares        Amount       Capital        Stage           Equity
                                            -----------   -----------   -----------    -----------    -----------
Balance at June 30, 1997
   (restated) (brought forward)              15,812,500   $     1,581   $ 1,980,104    $(1,926,732)   $    54,953

Issuance of common stock in
   November 1997 in connection with
   a private placement offering at
   $.40 per share, less related
   costs of $50,000                           1,250,000           125       449,875             --        450,000

Issuance of common stock in
   December  1997, in a private
   placement  offering at $.50 per
   share, less related costs of $36,211         724,274            72       325,854             --        325,926

Issuance of common stock in January
   1998, in a private placement
   offering at $.50 per share, less
   related costs of $14,250                     285,000            29       128,221             --        128,250

Issuance of common stock in January
   1998, as a fee in connection with the
   November 1997 private placement
   offering (fair market value $.85 per
   share $212,500)                              250,000            25           (25)            --             --

Options granted during December 1997
   through April 1998 for the purchase of
   315,000 common shares to consultants
   as compensation for development costs,
   less unearned portion ($173,409)                  --            --        51,530             --         51,530
                                            -----------   -----------   -----------    -----------    -----------

Totals carried forward                       18,321,774   $     1,832   $ 2,935,559    $(1,926,732)   $ 1,010,659
                                            -----------   -----------   -----------    -----------    -----------


                                             PLAYSTAR WYOMING HOLDING CORP.
                                    (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                              (A Development Stage Company)
                                     Consolidated Statements of Shareholders' Equity
                                     (continued) For the Period from October 3, 1996
                                              (Inception) to June 30, 1998
                                        and the Quarter ended September 30, 1998
                                                       (Unaudited)

                                                                                              Deficit
                                                                                            Accumulated
                                                        Common Stock          Additional      in the          Total
                                                  -------------------------    Paid-in      Development   Shareholders'
                                                     Shares       Amount       Capital         Stage         Equity
                                                  -----------   -----------   -----------   -----------   -------------

Totals brought forward                             18,321,774   $     1,832   $ 2,935,559   $(1,926,732)   $ 1,010,659

Issuance of common stock in
   January 1998, in connection
   with exercise of stock options
   at $.05 per share                                   30,000             3         1,497            --          1,500

Issuance of common stock in
   February 1998, in connection
   with exercise of stock options
   at $.05 per share                                   27,000             2         1,348            --          1,350

Issuance of common stock in May
   1998, at $.50 per share, less
   costs of $15,936                                   437,000            44       202,520            --        202,564

Issuance of common stock in May
   1998, at $.40 per share, less
   costs of $14,441                                   445,500            45       163,714            --        163,759

Issuance of common stock in May
   1998, in connection with exercise
   of stock options, at $.05 per
   share                                              400,000            40        19,960            --         20,000

Current year amortization of cost of
   options granted in prior periods                        --            --        45,617            --         45,617

Options granted in October 1998 to
   consultants for the purchase of 300,000
   shares of common stock for services provided
   through June 30, 1998                                   --            --        78,680            --         78,680

Net loss, June 30, 1998                                    --            --            --    (1,163,509)    (1,163,509)
                                                  -----------   -----------   -----------   -----------    -----------
Balance at June 30, 1998
   (carried forward)                               19,661,274   $     1,966   $ 3,448,895   $(3,090,241)   $   360,620
                                                  -----------   -----------   -----------   -----------    -----------


                                            PLAYSTAR WYOMING HOLDING CORP.
                                   (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                            (A Development Stage Company)
                                   Consolidated Statements of Shareholders' Equity
                                   (concluded) For the Period from October 3, 1996
                                             (Inception) to June 30, 1998
                                       and the Quarter ended September 30, 1998
                                                     (Unaudited)

                                                                                           Deficit
                                                                                         Accumulated
                                                      Common Stock          Additional      in the         Total
                                               -------------------------     Paid-in      Development  Shareholders'
                                                  Shares        Amount       Capital         Stage         Equity
                                               -----------   -----------   -----------    -----------  -------------
Balance at June 30, 1998
   (brought forward)                            19,661,274   $     1,966   $ 3,448,895    $(3,090,241)   $   360,620

Issuance of common stock in July
   1998 in a private placement
   offering at $.50 per share, less
   related costs of $750                            30,000             3        14,247             --         14,250

Issuance of common stock in August
   1998 in a private placement
   offering at $.40 per share, less
   related costs of $100                             5,000             1         1,899             --          1,900

Issuance of common stock in August
   and September 1998, in a private
   placement offering at $.2580645
   per share, less related costs of
   $144,077                                      7,967,000           796     1,911,127             --      1,911,923

Issuance of common stock in September 1998,
   as fees in respect of private
   placement  offerings in May, July, August
   and September 1998 (fair market value
   $.39 per share $362,454)                        929,370            93           (93)            --             --

Current three months amortization of cost
   of options granted in prior periods-                 --       191,299            --             --        191,299

Net loss September 30, 1998                             --            --            --       (534,841)      (534,841)
                                               -----------   -----------   -----------    -----------    -----------

Balance at September 30, 1998                   28,592,644   $     2,859   $ 5,567,374    $(3,625,082)   $ 1,945,151
                                               ===========   ===========   ===========    ===========    ===========


                                  PLAYSTAR WYOMING HOLDING CORP.
                         (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                  (A Development Stage Company)
                              Consolidated Statements of Cash Flows
                                           (Unaudited)

                                                                                    Period from
                                                                                    October 3,
                                                                                       1996
                                                      Three Months   Three Months   (Inception)
                                                         Ended          Ended           to
                                                      September 30,  September 30, September 30,
                                                          1998          1997           1998
                                                      -------------  -----------    -----------
                                                                     (Restated)     (Restated)
                                                                      (Note 6)       (Note 6)
Cash flows from operating activities:
     Income (Net loss)                                $  (534,841)   $    52,445    $(3,625,082)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                  16,169          2,593         49,593
            Development costs and professional fees
               paid through the issuance of common
               stock and granting of stock options        121,074         11,310        932,901
            Options granted as employee
               compensation                                70,225             --        752,725
            Change in assets and liabilities:
               Prepaid expenses and other
                   current assets                          (6,978)         1,013       (157,900)
               Accounts payable - affiliate -
                   Dreamplay Research Corp.                 5,253        (57,554)        58,955
               Accrued expenses                          (109,294)       (43,495)       155,080
                                                      -----------    -----------    -----------
        Net cash used in operating activities            (438,392)       (33,688)    (1,833,728)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
     Return (Payment) of security deposits                  3,991             --        (71,009)
     Purchase of property and equipment                   (68,670)       (41,489)      (344,504)
                                                      -----------    -----------    -----------
        Cash used in investing activities                 (64,679)       (41,489)      (415,513)
                                                      -----------    -----------    -----------

Totals carried forward                                $  (503,071)   $   (75,177)   $(2,249,241)
                                                      -----------    -----------    -----------


                                                   PLAYSTAR WYOMING HOLDING CORP.
                                          (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                                    (A Development Stage Company)
                                                Consolidated Statements of Cash Flows
                                                             (Unaudited)

                                                                                        Period from
                                                                                        October 3,
                                                                                           1996
                                                          Three Months   Three Months  (Inception)
                                                             Ended          Ended          to
                                                          September 30,  September 30, September 30,
                                                             1998           1997           1998
                                                          -----------    -----------    -----------
                                                                          (Restated)    (Restated)
                                                                          (Note 11)      (Note 11)

Totals brought forward                                    $  (503,071)   $   (75,177)   $(2,249,241)

Cash flows from financing activities:
     Net proceeds from issuance of common
        shares                                              1,928,073             --      3,861,757
     Decrease in deferred offering costs                        6,795             --             --
     Received on exercise of stock options                     20,000             --         21,500
                                                          -----------    -----------    -----------
        Net cash provided by financing activities           1,954,868             --      3,883,257
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                            1,451,797        (75,177)     1,634,016

Cash and cash equivalents, beginning of
     period                                                   182,219        109,138             --
                                                          -----------    -----------    -----------
Cash and cash equivalents, end of period                  $ 1,634,016    $    33,961    $ 1,634,016
                                                          ===========    ===========    ===========

              Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock issued in connection
     with raising of capital                              $   362,464    $        --    $   574,964
                                                          ===========    ===========    ===========

Receivable from shareholders in connection
     with exercise of stock options                       $        --    $        --    $     1,350
                                                          ===========    ===========    ===========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principals for financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of PlayStar Wyoming Holding Corp. on Form 10-KSB for the year ended June 30, 1998. The results for the three months ended September 30,1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Note 2.  Nature of Business and Basis of Consolidation

         The consolidated financial statements include the accounts of PlayStar Wyoming Holding Corporation ("PlayStar Wyoming") (formerly PlayStar Corporation) and its wholly owned subsidiaries PlayStar Limited (a Jersey Island corporation), Players Ltd. (an Antiguan corporation) and Antigua Casino and Sports Book Limited (an Antigua corporation) (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

         The Company has been in the development stage since its incorporation on October 3, 1996. Through its subsidiaries the Company, designs, develops and operates, an on-line gaming service operating interactive, software-based games of chance, accessible worldwide through the Internet.

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

Note 3.  Computation of Net Loss per Common Share

          The Company adopted SFAS No. 128, "Earnings per Share". This statement requires that the Company report basic and diluted earnings (loss) per share for all periods reported. Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common stock equivalents, consisting of dilutive common stock options and warrants using the treasury stock method.

          For all periods presented, common stock options are not included in the computation as they would be anti-dilutive. In the event that the Company was to report net income in future periods, these options and warrants aggregating 10,648,000 at September 30, 1998 could have a dilutive effect on future earnings per share calculations in those periods.

Note 4.  Shareholders' Equity

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

         In November 1997, the Company completed an offering of 1,250,000 shares of its common stock at a price of $.40 per share, resulting in gross proceeds of $500,000. The shares were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act and Regulation D promulgated under the Securities Act. Finders fees aggregating $50,000 were paid by the Company. In addition, in January 1998, additional 250,000 shares were issued to finders as compensation for their assistance in connection with the sale of the 1,250,000 shares.

         In November 1997, the Company commenced an offering of shares of common stock under Regulation S promulgated under the Securities Act. In December 1997, the Company sold 724,274 shares of common stock at a price of $0.50 per share, resulting in gross proceeds of $362,137. The Company paid finders fees of $36,211 in connection with such sale. In January 1998, the Company sold additional 285,000 shares of common stock at a price of $0.50 per share resulting in gross proceeds of $142,500. The Company paid finders fees of $14,250 in connection with such sale.

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

Note 5.  Possible Legislation in the United States Congress

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

Note 6.  Restatement of 1997 Financial Information

         The financial statements as of June 30, 1997 and for the period October 3, 1996 (inception) to June 30, 1997 have been restated to comply with the requirements of APB No. 25 and SFAS 123 as disclosed in Note 2.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion contains forward-looking statements and projections. Because these forward-looking statements and projections are based on a number of assumptions and are subject to significant uncertainties and contingencies, many of which are beyond the PlayStar's control, there is no assurance that they will be realized, and actual results may vary significantly from those shown.

PLAYSTAR/PLAYSTAR WYOMING

         PlayStar is a holding company who, through its subsidiaries, PlayStar Limited and Antigua Casino, operates, promotes and commercializes an on-line gaming service, which offers interactive, software-based games of chance.

         Antigua Casino conducts PlayStar's Internet gaming business, and PlayStar Limited licenses gaming technology to Antigua Casino's Internet gaming business. For the period from inception on October 3, 1996 until September 30, 1998, the cumulative earned interest and other income of PlayStar was $30,607 and its accumulated deficit was $3,625,082.

         During 1996 and 1997, PlayStar raised an aggregate of $825,000 in cash through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. In November and December 1997, and January 1998, PlayStar raised an additional $1,004,637 through two additional private placements completed pursuant to Section 4(2) of the Securities Act and Regulations D and S promulgated thereunder. In May, July and August 1998, PlayStar raised an additional $2,469,700 through additional private placements completed pursuant to Regulation S promulgated under the Securities Act. These financings have been sufficient to satisfy PlayStar's cash requirements. From these proceeds, Playstar and its subsidiaries paid approximately $1,000,000 for products and services provided by Dreamplay and approximately $600,000 for legal, accounting, public relations and administrative services through
September 30, 1998. After the above financings, PlayStar had available approximately $1,600,000 in working capital. Of this amount, PlayStar intends to pay for the majority of its advertising, marketing and promotional efforts on a performance-related commission and/or profit sharing basis.

         Management believes that PlayStar will have sufficient funds to conduct its operations for at least through June 30, 1999.

PLAYSTAR LIMITED

         PlayStar Limited's efforts are centered on the purchase of on-line gaming and financial transaction processing software incorporated into the creation of an electronic casino operating over the Internet.

         Effective April 1, 1998, PlayStar Limited and Dreamplay Research Corp. entered into an agreement in which PlayStar Limited retained Dreamplay to provide PlayStar Limited's gaming software. Pursuant to the terms of this agreement, Dreamplay assigned to PlayStar Limited all right, title and interest in the software designed and developed for PlayStar Limited, under a previous agreement for services.

         PlayStar Limited licenses its gaming technology to Antigua Casino who then operates the electronic casino.

ANTIGUA CASINO

         Antigua Casino's Articles of Incorporation enable it to operate an Internet-based casino. Using the technology developed by PlayStar Limited and licensed to it, Antigua Casino's casino service, at www.antigua.org, allows patrons to play interactive games in real time either in "free" mode or in "live" mode. In "live" mode, patrons wager with chips acquired using electronic money or "e-cash" that was purchased through credit cards, wire-transfers and money orders. Antigua Casino initially offers a selection of casino-style games, including, but not limited to blackjack, draw poker, baccarat, roulette and three different slot machines.

         In December 1997, PlayStar Limited, on behalf of Antigua Casino, applied to the government of Antigua for an electronic casino gaming license. On January 28, 1998, the Antigua government granted approval for the issuance of the license to Antigua Casino. Antigua Casino began operations of this casino immediately following the consummation of the reorganization on September 14, 1998.

         During the balance of the quarter Antigua Casino continued to operate in development mode under conditions of live play and real money wagering rather than only the free play of its earlier testing.

         This focus was carried forward into the last quarter of 1998 with ongoing analysis of the performance and the functionality of the casino. In addition, customer service systems and procedures were modified to reflect the reality of being live on line. Limited marketing activities resulted in a gradual build-up of the client and revenue base.

         With credit cards proving to be the means whereby almost 100% of this type of play is conducted, an important factor of operations is the ability to ensure adequate facilitation capability, not only from the standpoint of costs but also from the degree of fraud protection provided. This control enables charge backs to be held to a minimum.

         Experience, during the last quarter of 1998, indicated the need for substantial improvement in this area. Accordingly, management instituted a search for an alternative solution to that being carried out through Bermuda.
With concern being expressed over possible changes in North American legislation, it was felt that such a solution would be required to be offshore.

         Analysis of the market indicated that this was an area ill served and suggested that a solution would provide the Company, not only with its internal needs, but also offer the considerable possibility of taking it into highly profitable areas of business activity outside the sphere of its casino operations.

          As 1998 concluded, management found in Cyberstation Limited, St Kitts, not only the possibility of meeting these needs through the licensing of its ultra secure encryption technology and sophisticated data reporting capabilities, but also access to excellent sources of software design to further enhance the Company's Java based casino games. It was also felt that Cyberstation would provide the Company with the ability to introduce substantial savings in the cost infrastructure of its operations.

          Accordingly, with negotiations underway for these enhancements to its direction, the Company felt that its future would be best served by concluding its relationship with Dreamplay Research and this contract was terminated in late December.

PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

             A.      Exhibits

                     Exhibit          Description
                     -------          -----------

                     27               Financial Data Schedule

             B.      Reports on Form 8-K

                  On September 28, 1998, the company filed a Report on >From 8-K to disclose the resignation of Fruitman Kates, Chartered Accountants, its independent accountants and the engagement of new certified public accountants, Mahoney Cohen & Company, CPA, P.C. to audit its financial statements beginning with the fiscal year ending June 30, 1998.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           PLAYSTAR WYOMING HOLDING CORP.


                                           By: /s/ WILLIAM F.E. TUCKER
                                             -----------------------------------
                                                   William F.E. Tucker
                                                   President