Form 10QSB
period 1998-12-31
PLAYSTAR WYOMING HOLDING CORP
filed 1999-04-19
CIK 1060205

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended - December 31, 1998

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of January 29, 1999: 28,592,644 ordinary shares, $ .01 par value.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

                                   FORM 10-QSB

                 PLAYSTAR WYOMING HOLDING CORP.TABLE OF CONTENTS
                                                                            PAGE
PART I.  Financial Information

     Item 1.      Financial Statements

                  Unaudited Consolidated Balance Sheet as
                  of December 31, 1998 and June 30, 1998.....................3

                  Unaudited Consolidated  Statements of Operations
                  for the three months and six months ended December 31,
                  1998 and December 31, 1997 and for the period from
                  inception (October 3, 1996) to December 31, 1998...........4

                  Unaudited Consolidated Statements of Shareholders'
                  Equity for the six months ended December 31, 1998
                  and for the period from inception (October 3, 1996)
                  to June 30, 1998...........................................5

                  Unaudited  Consolidated  Statements  of Cash Flows
                  for the six months  ended  December 31, 1998 and
                  December 31, 1997 and for the period from inception
                  (October 3, 1996) to December 31, 1998.....................9

                  Notes to Consolidated Financial Statements................11

     Item 2       Management's Discussion and Analysis
                  or Plan of Operation......................................14

PART II.          Other Information.........................................20

     Item 2. Changes in Securities

     Item 6. Exhibits and Reports on Form 8-K

Signatures        ..........................................................21

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                                     December 31,    June 30,
                                                         1998           1998
                                                     (Unaudited)     (Audited)
                                                     -----------    -----------
Current assets:
  Cash and cash equivalents                          $ 1,267,220    $   182,219
  Subscriptions receivable                                 1,350         21,350
  Other prepaid expenses and current assets              131,625        150,922
                                                     -----------    -----------
       Total current assets                            1,400,195        354,491

  Property and equipment, net                            286,361        242,410

  Deferred offering costs                                     --          6,795

  Security deposits                                       87,687         75,000
                                                     -----------    -----------
                                                     $ 1,774,243    $   678,696
                                                     -----------    -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable - affiliate - Dreamplay
    Research Corp.                                   $    62,500    $    53,702
  Accrued expenses and other current liabilities         164,920        264,374
                                                     -----------    -----------
       Total current liabilities                         227,420        318,076

Shareholders' equity (Note 4):
  Preferred stock, $.0001 par value:
    Authorized - 1,000,000 shares; none
    issued or outstanding at December 31, 1998
    and June 30, 1998                                         --             --
  Common stock, $.0001 par value:
    Authorized - 50,000,000 shares
    Issued and outstanding - 28,592,644 shares at
    September 30, 1998 and 19,661,274 shares at
    June 30, 1998                                          2,859          1,966
  Additional paid-in capital                           5,801,480      3,448,895
  Deficit accumulated in the development stage        (4,257,516)    (3,090,241)
                                                     -----------    -----------
       Total shareholders' equity                      1,546,823        360,620
                                                     -----------    -----------
                                                     $ 1,774,243    $   678,696
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


                                                                                                        Period from
                                                                                                        October 3,
                                                                                                           1996
                                            Three Months   Three Months   Six Months     Six Months     (Inception)
                                               Ended          Ended          Ended          Ended           to
                                            December 31,   December 31,   December 31,   December 31,   December 31,
                                               1998           1997           1998           1997           1998
                                            -----------    -----------    -----------    -----------    -----------
                                                            (Restated)                    (Restated)     (Restated)
                                                             (Note 6)                      (Note 6)       (Note 6)
Revenue:
  Casino testing                            $    78,077    $        --    $    81,145    $        --    $    81,145
  Interest income                                10,489            252         26,957            523         38,028
                                            -----------    -----------    -----------    -----------    -----------
                                                 88,566            252        108,102            523        119,173

Expenses:
  Development costs                             482,512        136,740        809,134        229,336      2,593,084
  Credit issued against prior development
    costs                                            --             --             --       (171,489)      (171,489)
  Professional fees                              80,050          7,932        188,848         25,666        831,912
  Options granted as employee and
    consultant compenstation                     70,225             --        140,450             --        822,950
  General and administrative                     58,574          1,645         86,967          8,037        213,374
  Bank charges and processing fees               13,142             --         17,312             --         17,312
  Depreciation and amortization                  16,497          8,644         32,666         11,237         66,090
  Incorporation costs                                --             --             --             --          3,456
                                            -----------    -----------    -----------    -----------    -----------
       Total expenses                           721,000        154,961      1,275,377        102,787      4,376,689
                                            -----------    -----------    -----------    -----------    -----------

  Net loss                                     (632,434)      (154,709)    (1,167,275)      (102,264)    (4,257,516)
                                            ===========    ===========    ===========    ===========    ===========

  Basic loss per share                      $      (.02)   $      (.01)   $      (.05)   $      (.01)
                                            ===========    ===========    ===========    ===========

  Weighted average number of shares           1,592,649     16,558,212     25,114,865     16,040,505
                                            ===========    ===========    ===========    ===========



                                           PLAYSTAR WYOMING HOLDING CORP.
                                  (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                            (A Development Stage Company)
                                   Consolidated Statements of Shareholders' Equity
                                           For the Period from October 3,
                                            1996 (Inception) to June 30,
                                            1998 and the Six Months ended
                                                  December 31, 1998
                                                     (Unaudited)


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

Issuanceof common stock in October 1996
     and January 1997 for  development
     costs based on fair market value
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



                                           PLAYSTAR WYOMING HOLDING CORP.
                                  (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                            (A Development Stage Company)
                             Consolidated Statements of Shareholders' Equity (continued)
                                           For the Period from October 3,
                                            1996 (Inception) to June 30,
                                            1998 and the Six Months ended
                                                  December 31, 1998


                                                                                         Deficit
                                                                                       Accumulated
                                                    Common Stock          Additional      in the         Total
                                              ------------------------     Paid-in      Development   Shareholders'
                                                Shares       Amount        Capital         Stage         Equity
                                              ----------   -----------   -----------    -----------    -----------

Balance at June 30, 1997
  (restated) (brought forward)                15,812,500   $     1,581   $ 1,980,104    $(1,926,732)   $    54,953

Issuanceof common stock in November
  1997 in connection with a private
  placement offering at $.40 per share,
  less related costs of $50,000                1,250,000           125       449,875             --        450,000

Issuanceof common stock in December
  1997,  in a private  placement  offering
  at $.50 per share, less related costs
  of $36,211                                     724,274            72       325,854             --        325,926

Issuance of common stock in January
  1998, in a private placement
  offering at $.50 per share, less
  related costs of $14,250                       285,000            29       128,221             --        128,250

Issuanceof  common  stock  in  January
  1998,  as a fee in  connection  with
  the November 1997 private placement
  offering ( fair market value $.85
  per share $212,500)                            250,000            25           (25)            --             --

Options granted  during  December 1997
  through  April 1998 for the purchase of
  315,000 common shares to consultants as
  compensation  for  development costs,
  less unearned portion ($173,409)                    --            --        51,530             --         51,530
                                              ----------   -----------   -----------    -----------    -----------
Totals carried forward                        18,321,774   $     1,832   $ 2,935,559    $(1,926,732)   $ 1,010,659
                                              ----------   -----------   -----------    -----------    -----------



                                           PLAYSTAR WYOMING HOLDING CORP.
                                  (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                            (A Development Stage Company)
                             Consolidated Statements of Shareholders' Equity (continued)
                                           For the Period from October 3,
                                            1996 (Inception) to June 30,
                                            1998 and the Six Months ended
                                                  December 31, 1998


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

Options granted in October  1998 to
        consultants  for the purchase of
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



                                             PLAYSTAR WYOMING HOLDING CORP.
                                    (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                                              (A Development Stage Company)
                               Consolidated Statements of Shareholders' Equity (concluded)
                                             For the Period from October 3,
                                              1996 (Inception) to June 30,
                                              1998 and the Six Months ended
                                                    December 31, 1998


                                                                                                 Deficit
                                                                                               Accumulated
                                                           Common Stock          Additional       in the         Total
                                                     -------------------------    Paid-in       Development   Shareholders'
                                                        Shares        Amount      Capital          Stage         Equity
                                                     -----------   -----------   -----------    -----------    -----------

Balance at June 30, 1998
        (brought forward)                             19,661,274   $     1,966   $ 3,448,895    $(3,090,241)   $   360,620

Issuance of common stock in July
         1998 in a private placement
         offering at $.50 per share, less
         related costs of $ 750                           30,000             3        14,247             --         14,250

Issuance of common stock in August
         1998 in a private placement
         offering at $.40 per share, less
         related costs of $ 100                            5,000             1         1,899             --          1,900

Issuance of common stock in August
         and September 1998, in a private
         placement offering at $.2580645
         per share,less related costs of $144,077      7,967,000           796     1,911,127             --      1,911,923

Issuance of common  stock in  September 1998,
         as fees in  respect  of  private
         placement offerings in May, July
         August and September 1998 (fair market
         value $.39 per share $362454)                   929,370            93           (93)            --             --

Options granted in December  1998 to a
        consultant  for the  purchase of 150,000
        shares of common stock stock for services
        provided through December 31, 1998                    --            --        42,807             --         42,807

Current six months amortization of cost of
        options granted in prior periods                      --            --       382,598             --        382,598

Net loss December 31, 1998                                    --            --            --     (1,167,275)    (1,167,275)
                                                     -----------   -----------   -----------    -----------    -----------

Balance at December 31, 1998                          28,592,644   $     2,859   $ 5,801,480    $(4,257,516)   $ 1,546,823
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


                                                                                    Period from
                                                                                    October 3,
                                                                                       1996
                                                       Six Months     Six Months    (Inception)
                                                          Ended         Ended           to
                                                      December 31,   December 31,   December 31,
                                                          1998           1997           1998
                                                      -----------    -----------    -----------
                                                                      (Restated)     (Restated)
                                                                       (Note 6)       (Note 6)

Cash flows from operating activities:
     Net loss                                         $(1,167,275)   $  (102,264)   $(4,257,516)
     Adjustments to reconcile net loss to
        net cash used in operating activities:
            Depreciation and amortization                  32,666         11,237         66,090
            Development costs and professional fees
               paid through the issuance of common
               stock and granting of stock options        284,955         24,770      1,096,782
            Options granted as employee
               compensation                               140,450             --        822,950
            Change in assets and liabilities:
               Prepaid expenses and other
                   current assets                          19,297          1,860       (131,625)
               Accounts payable - affiliate -
                   Dreamplay Research Corp.                 8,798       (129,943)        62,500
               Accrued expenses                           (99,454)       (29,255)       164,920
                                                      -----------    -----------    -----------
        Net cash used in operating activities            (780,563)      (223,595)    (2,175,899)
                                                      -----------    -----------    -----------

Cash flows from investing activities:
     Payment of security deposits                         (12,687)       (75,000)       (87,687)
     Purchase of property and equipment                   (76,617)      (223,023)      (352,451)
                                                      -----------    -----------    -----------
        Cash used in investing activities                 (89,304)      (298,023)      (440,138)
                                                      -----------    -----------    -----------

Totals carried forward                                $  (869,867)   $  (521,618)   $(2,616,037)
                                                      -----------    -----------    -----------


                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Concluded)


                                                                                        Period from
                                                                                        October 3,
                                                                                           1996
                                                          Six Months     Six Months     (Inception)
                                                            Ended           Ended          to
                                                         December 31,    December 31,   December 31,
                                                             1998            1997          1998
                                                          -----------    -----------    -----------
                                                                          (Restated)     (Restated)
                                                                            (Note6)       (Note 6)

Totals brought forward                                    $  (869,867)   $  (521,618)   $(2,616,037)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
     Net proceeds from issuance of common
        shares                                              1,928,073        775,926      3,861,757
     Decrease in deferred offering costs                        6,795             --             --
     Received on exercise of stock options                     20,000             --         21,500
                                                          -----------    -----------    -----------
        Net cash provided by financing activities           1,954,868        775,926      3,883,257
                                                          -----------    -----------    -----------

Net increase (decrease) in cash and cash
     equivalents                                            1,085,001        254,308      1,267,220

Cash and cash equivalents, beginning of
     period                                                   182,219        109,138             --
                                                          -----------    -----------    -----------
Cash and cash equivalents, end of period                  $ 1,267,220    $   363,446    $ 1,267,220
                                                          ===========    ===========    ===========

      Supplemental Schedule of Non-Cash Investing and Financing Activities

Common stock issued in connection
     with raising of capital                              $   362,454    $        --    $   574,954
                                                          ===========    ===========    ===========

Receivable from shareholders in connection
     with exercise of stock options                       $        --    $        --    $     1,350
                                                          ===========    ===========    ===========


                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principals for financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of PlayStar Wyoming Holding Corp. on Form 10-KSB for the year ended June 30, 1998. The results for the six months ended December 31,1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.

Note 2.  Nature of Business and Basis of Consolidation

         The consolidated financial statements include the accounts of PlayStar Wyoming Holding Corporation ("PlayStar Wyoming")(formerly PlayStar Corporation) and its wholly owned subsidiaries PlayStar Limited (a Jersey Island corporation), Players Ltd.(an Antiguan corporation) and Antigua Casino and Sports Book Limited (an Antigua corporation) (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

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

          For all periods presented, common stock options are not included in the computation as they would be anti-dilutive. In the event that the Company was to report net income in future periods, these options and warrants, aggregating 10,798,000 at December 31, 1998 could have a dilutive effect on future earnings per share calculations in those periods.

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

Note 7.  Subsequent Events

         On January 2, 1999, PlayStar agreed to acquire, on closing, 40% of the common stock of Cyberstation & Support, Inc. for Cdn.$ 500,000 (US$329,000). In addition to the above transaction, Players Ltd., a wholly-owned subsidiary of PlayStar Wyoming, will, on closing, enter into a license agreement with Cyberstation International Limited which will grant Players an exclusive irrevocable perpetual royalty-free license to Cyberstation International's software and intellectual property, presently owned or hereafter to be acquired or developed, for use in certain designated countries and geographic territories.

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

         Antigua Casino conducts PlayStar's Internet gaming business, and PlayStar Limited licenses gaming technology to Antigua Casino's Internet gaming business. For the period from inception on October 3, 1996 until December 31, 1998, the cumulative earned interest and casino revenue of PlayStar was $119,173 and its accumulated deficit was $4,257,516.

         During 1996 and 1997, PlayStar raised an aggregate of $825,000 in cash through three private placements completed pursuant to Rule 504 promulgated under the Securities Act. In November and December 1997, and January 1998, PlayStar raised an additional $1,004,637 through two additional private placements completed pursuant to Section 4(2) of the Securities Act and Regulations D and S promulgated thereunder. In May, July and August 1998, PlayStar raised an additional $2,469,700 through additional private placements completed pursuant to Regulation S promulgated under the Securities Act. These financings have been sufficient to satisfy PlayStar's cash requirements. From these proceeds, Playstar and its subsidiaries paid approximately $1,140,000 for products and services provided by Dreamplay and approximately $720,000 for legal, accounting, public relations and administrative services through December 31, 1998. After the above financings, PlayStar had available approximately $1,170,000 in working capital. Of this amount, PlayStar intends to pay for the majority of its advertising, marketing and promotional efforts on a performance-related commission and/or profit sharing basis.

         Management believes that PlayStar will have sufficient funds to conduct its operations for at least through, at least, June 30, 1999.

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

         With credit cards proving to be the means whereby almost 100% of this type of play is conducted, an important factor of operations is the ability to ensure adequate facilitation capability, not only from the standpoint of costs but also from the degree of fraud protection provided. This control enables chargebacks to be held to a minimum.

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

         The following comments represent a more detailed discussion of the Cyberstation technology ("Cash Engine") and its potential. On conclusion of the licensing negotiations PlayStar will carry out all its e-commerce related business through its potential new St. Kitts subsidiary, NetEngine Corporation.

         The anticipated growth in offshore centers is projected to be fueled by lower taxes, favorable asset protection laws, and privacy. The lack of cost effective and secure Internet credit card acquiring solutions for offshore financial institutions represent a tremendous barrier to entry. In addition, these institutions have different criteria for evaluating the potential risk involved in credit card transactions where the card is not physically presented to the merchant. This type of business is traditionally referred to as "card not present" or "MO/TO" (mail order/telephone order). With the advent of the Internet, additional concerns need to be addressed. Recognizing that very few offshore financial institutions would be technologically prepared to address these concerns, NetEngine, has a core corporate focus to address them.

         NetEngine has strategic vision to provide Acquiring Banks and their Internet Merchants with comprehensive Internet credit card processing solutions. These solutions are based on CashEngine, a platform of products and services designed to provide Acquiring Banks with a profitable credit card processing solution that requires no capital expenditures; can be implemented within two weeks; streamlines acquiring operations; provides immediate online reports; provides immediate exception alarms; addresses risk by reducing merchant fraud; is rated for military grade security; and minimizes customer service issues because merchants have access to the same information.

         In addition, the CashEngine technology provides Merchants with an efficient solution that requires no capital expenditures; can be implemented within two days; processes transactions in under 5 seconds; address risk by reducing consumer fraud; provides immediate online reports; provides immediate reconciliation resources; provides immediate exception alarms; and is rated for military grade security.

         Management believes that the CashEngine technology will also provide PlayStar with a far more profitable online casino operation as it will provide great assistance during the introduction of its Quick Connect Associates marketing program. Information concerning this dynamic concept can be found on the internet at www.playstar.com.

         Quick Connect represents a significant marketing resource that will allow PlayStar to cross-sell other revenue generating activities to its base of Associates.

         With an expanding diversified base of operations, PlayStar believes that it will be well prepared as it goes forward into the new millennium.

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


                                        PLAYSTAR WYOMING HOLDING CORP.


                                        By:  /s/ WILLIAM F.E. TUCKER
                                             ----------------------------------
                                                 William F.E. Tucker
                                                 President