Form 10QSB
period 1999-03-31
PLAYSTAR WYOMING HOLDING CORP
filed 1999-05-24
CIK 1060205

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-QSB

      (Mark One)

      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      ( ) For the quarterly period ended March 31, 1998
      ( ) Transition report under Section 13 or 15(d) of the Exchange Act

      For the transition period from _____________ to _________

                  Commission File Number: 0-22443

                  PlayStar Wyoming Holding Corp.
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                        Antigua 52-209-8787
         (State or Other Jurisdiction of (I.R.S. Employer
        Incorporation or Organization) Identification No.)

 The Dollar Building, Top Floor, Nevis Street, St. John's, Antigua, West Indies
             (Address of Principal Executive Offices)

                          (268) 562-0075
         (Issuer's Telephone Number, Including Area Code)

                                N/A
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

               APPLICABLE ONLY TO CORPORATE ISSUERS

 As of March 31, 1999, the Registrant had outstanding 35,372,644 shares of its Common Stock, par value $0.0001 per share.

Traditional Small Business Disclosure Format (check one):Yes   x   No __________

                           INDEX


Part I.  Financial Information                                   Page

   Item 1.  Financial Statements...

      Consolidated Balance Sheets as of March 31,
        1999 and June 30,1998...                                 3

      Interim Consolidated Statements of Operations
        for the nine months ended March 31,1998
        and 1999 and  for  the period  from  inception
       (October 3, 1996) to March 31,1999...                     5

      Interim  Consolidated  Statements of Shareholders'
        Equity the period from inception  (October 3, 1996)
        to June  30,1998  and for the nine  months
        ended March 31,1999...                                   6

      Interim  Consolidated  Statements  of Cash Flows
        for the nine months ended March 31,1998 and 1999
        and for the period from  inception  (October 3,
        1996) to March 31, 1999...                               11

      Notes to Consolidated Financial Statements...              13

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation...                                 17

Part II.  OTHER INFORMATION...                                   24

Item 1.  Financial Statements



                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                           ASSETS
                                              March 31,        June 30,
                                                1999             1998
                                              (Unaudited)      (Audited)
Current
assets:
     Cash and cash equivalents                $ 596,377       $ 182,219
     Subscriptions receivable                     1,350          21,350
     Prepaid expenses and other
     current assets                              91,616         150,922
                                                -------        -------
            Total current assets                689,343         354,491

Property and equipment,  net                    270,109         242,410

Deferred offering costs                               -           6,795

Security deposits                                97,442          75,000

Investment in 40% owned affiliate -
Cyberstation Computers & Support Inc.           339,800               -

Investment in 50% owned affiliate -
NetEngine Corporation                         1,196,414               -

License                                       1,794,620               -
                                              ----------              -

                                            $ 4,387,728         678,696
                                              ==========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current
liabilities:
     Accounts payable - affiliate -
     Dreamplay Research Corp.                 $ 53,702               -
     Accrued expenses and other current
     liabilities                               147,141         264,374
                                               --------        -------
            Total current liabilities          147,141         318,076

Shareholders' equity
     Preferred stock, $.0001 par value:
         Authorized - 1,000,000 shares;
         none issued or outstanding at
         March 31, 1999 and June 30, 1998            -               -
     Common stock, $.0001 par value:
         Authorized - 50,000,000 shares
         Issued and outstanding -
         35,372,644 shares at
         March 31, 1999 and 19,661,274
         shares at June 30, 1998                  3,537           1,966
     Additional paid-in capital               8,799,574       3,448,895
     Deficit accumulated in the
     development stage                       (4,562,524)     (3,090,241)
                                            -----------      -----------
            Total shareholders' equity      $ 4,240,587      $  360,620
                                            -----------      -----------
                                              4,387,728         678,696
                                              ==========       =========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Period from
                                                                                 October 3,
                                                                                 1996
                         Three         Three          Nine           Nine        (Inception)
                         Months         Months        Months        Months
                          Ended         Ended         Ended          Ended          to
                        March 31,     March 31,     March 31,      March 31,     March 31,
                          1999           1998          1999          1998          1999
                          ----           ----          ----          ----          ----
                                      (Restated)                   (Restated)    (Restated)
                                       (Note 7)                     (Note 7)     (Note 7)

                                                     $                            $
                        $             $                133,071     $               133,071
                           51,926              -                           -
                            7,420          1,105        34,377         1,628        45,448
                           ------         ------       -------        ------       ------
                           59,346          1,105       167,448         1,628       178,519

                          221,485        121,484     1,030,619       350,820     2,814,569

                                -              -             -     (171,489)     (171,489)

                           38,894        181,224       227,742       206,890       870,806

                                -              -       140,450             -       822,950

                           48,868          4,681       135,835        12,718       262,242

                           16,967              -        34,279             -        34,279

                           21,784              -        21,784             -        21,784

                           16,356          9,676        49,022        20,913        82,446

                               -              -             -             -         3,456
                               --             --            --            --        -----
Total expenses
                         364,354        317,065     1,639,731       419,852      4,741,043
                         --------       --------    ----------      --------     ---------
                        (305,008)      (315,960)    (1,472,283)    (418,224)     (4,562,524)
                        ==========    ===========   ===========    ==========    ==========
                        $             $             $              $
                        (.01)         (.02)         (.05)          (.02)
                        ==========    ===========   ===========    ==========
                        29,732,644    18,271,107    27,250,680     16,880,607
                        ==========    ===========   ===========    ==========
                                                               CAP
                                                                      11,464        24,770
                                                                  16,892,071       24,770



                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)

                 Consolidated Statements of Shareholders' Equity
                                     For the
                           Period from October 3, 1996
                          (Inception) to June 30, 1998
                            and the Nine Months ended
                                 March 31, 1999

                                   (Unaudited)

                                                                 Deficit
                                                              Accumulated
                                                   Additional in the      Total
                                                   Paid-in    Development Shareholders'
                             Common                                                                                  Equity
                              Stock     Amount     Capital    Stage        Equity
       October 3, 1996
       (inception)              -       $          $          $          $
                                           -          -          -          -
       Common stock issued
            in exchange for
            all of the
            issued and
            outstanding
            shares of
            Playstar Limited
            in October 1996
            (at $.0001
            per share)
                             12,000,000 1,200         -          -       1,200

       Options granted to
       employees
            and consultants
            for
            development
            costs and
            services
                                -          -       1,143,500     -       1,143,500

       Issuance of common
       stock in
            October 1996
            and January
            1997 for
            development
            costs
            based on fair
            market value
            of services               #          #                     #
            performed        1,750,000   175       174,825       -       175,000

       Issuance of common
       stock
            in November
            1996 at $.40
            per share in a
            private
            placement
            offering, less
            costs of                  #          #
            $163,015         2,062,500   206       661,779       -       661,985

       Net loss, June 30,
       1997
            (restated)
                               -          -          -        (1,926,732)(1,926,732)
                               --         --         --       ----------------------

       Balance at June 30,
       1997
            (restated)                #
            (carried         15,812,500 1,581      1,980,104  (1,926,732)54,953
                             -----------------     ---------- -----------------
            forward)

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                                  Consolidated
                           Statements of Shareholders'
                               Equity (continued)
                                     For the
                           Period from October 3, 1996
                          (Inception) to June 30, 1998
                            and the Nine Months ended
                                 March 31, 1999


                                                               Deficit
                                                              Accumulated
                                                   Additional in         Total
                                                              the
                                                                         Shareholders'
                             Common                Paid-in    Development
                             Stock
                                                                          Equity
                             Shares     Amount     Capital    Stage

       Balance at June 30,
       1997
            (restated)                #
            (brough forward) 15,812,500 $1,581      $1,980,104 $(1,926,732) $54,953


       Issuance of common
       stock in
            November 1997
            in connect-
            ion with a
            private
            placement
            offering at
            $.40 per share,
            less related
            costs of $50,000 1,250,000   125       449,875       -       450,000

       Issuance of common
       stock in
            December 1997,
            in a private
            placement
            offering at
            $.50 per
            share, less
            related costs
            of $36,211
                             724,274      72       325,854       -       325,926

       Issuance of common
       stock in January
            1998, in a
            private
            placement
            offering at
            $.50 per share,
            less
            related costs                        #                     #
            of $14,250       285,000      29       128,221       -       128,250

       Issuance of common
       stock in January
            1998,  as a  fee
            in  connection
            with  the  November
            1997  private
            placement offering
           (fair market value
            $.85 per
            share $212,500)  250,000      25       (25)          -          -

       Options granted
       during December
            1997 through April
            1998 for the purchase
            of 315,000 common
            shares to consultants
            as compensation for
            development costs,
            less unearned
            portion            -          -        51,530       -        51,530
                               --         --       -------      --       ------
            ($173,596)

       Totals carried                               $          $
                             ----       -          ---        --
       forward               18,321,774 $2,935,559 (1,926,732)$1,832   1,010,659
                             -------------------------------- -------  ---------

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                                  Consolidated
                           Statements of Shareholders'
                               Equity (continued)
                                     For the
                           Period from October 3, 1996
                          (Inception) to June 30, 1998
                            and the Nine Months ended
                                 March 31, 1999


                                                         Deficit
                                                              Accumulated

                                                   Additional in         Total
                                                              the
                                                                         Shareholders'
                             Common                Paid-in    Development
                             Stock
                                                                          Equity
                             Shares     Amount     Capital    Stage

       Totals brought                               $          $
       forward               18,321,774 $          2,935,559  (1,926,732)$
                                        1,832                            1,010,659
                                      #          #
       Issuance of common
       stock in
            January 1998,
            in connection
            with exercise
            of stock options
            at $.05 per
            share            30,000        3       1,497         -       1,500

       Issuance of common
       stock in
            February 1998,
            in connection
            with exercise
            of stock options
            at $.05 per
            share            27,000        2       1,348         -       1,350

       Issuance of common
       stock in May
            1998, at $.50 per share, less costs of $15,936
                             437,000      44       202,520       -       202,564

       Issuance of common
       stock in May
            1998, at $.40
            per share, less
            costs of $14,441
                             445,500      45       163,714       -       163,759

       Issuance of common
       stock in May
            1998, in
            connection with
            exercise
            of stock
            options, at
            $.05 per
            share                     #          #                     #
                             400,000      40       19,960        -       20,000

       Current year
       amortization of cost
       of
            options granted
            in prior periods    -          -       45,617        -       45,617

       Options granted in
       October 1998 to
            consultants for
            the purchase of
            of 300,000
            shares of common
            stock for
            services
            provided
            through June
            30, 1998            -          -       78,680        -       78,680

       Net loss, June 30,
       1998                    -          -          -        (1,163,509)(1,163,509)
                               --         --         --       ----------------------

       Balance at June 30,
       1998
            (carried                                $          $
                             ----       -          ---        --
            forward)         19,661,274 $          3,448,895  (3,090,241)$
                             -------------------------------- ------------
                                        1,966                            360,620

                                        ------                           -------

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                                  Consolidated
                           Statements of Shareholders'
                               Equity (continued)
                                     For the
                           Period from October 3, 1996
                          (Inception) to June 30, 1998
                            and the Nine Months ended
                                 March 31, 1999


                                                          Deficit
                                                              Accumulated

                                                   Additional in         Total
                                                              the
                                                                         Shareholders'
                             Common                Paid-in    Development
                             Stock
                                                                          Equity
                             Shares     Amount     Capital    Stage

       Balance at June 30,
       1998
            (brought                                $          $
            forward)         19,661,274 $          3,448,895  (3,090,241)$
                                        1,966                            360,620

       Issuance of common
       stock in July
            1998 in a
            private
            placement
            offering at
            $.50 per share,
            less
            related costs
            of $ 750         30,000        3       14,247        -       14,250

       Issuance of common
       stock in August
            1998 in a
            private
            placement
            offering at
            $.40 per share,
            less
            related costs
            of $ 100         5,000         1       1,899-        -       1,900

       Issuance of common
       stock in August
            and September
            1998, in a
            private
            placement
            offering at
            $.2580645
            per share, less
            related costs of
            $144,077
                             7,967,000   796       1,911-127     -       1,911,923

       Issuance of common
       stock in September
            1998, as fees in connection with private placement offerings in May,
            July,  August and  September  1998 (fair market value $.39 per share
            $362,454)
                             929,370      93       (93) -        -          -

       Options granted in
       December 1998 to a
            consultant for
            the purchase of
            150,000 shares
            of common stock
            stock for
            services
            provided
            through
            December 31,1998   -          -        42,807       -        42,807
                               --         --       -------      --       ------

       Totals carried
       forward               28,592,644 2,859      5,418,882  (3,090,241)2,331,500
                             -----------------     ---------- --------------------


                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                                  Consolidated
                           Statements of Shareholders'
                               Equity (concluded)
                                     For the
                           Period from October 3, 1996
                          (Inception) to June 30, 1998
                            and the Nine Months ended
                                 March 31, 1999


                                                             Deficit
                                                              Accumulated
                                                   Additional in         Total
                                                              the
                                                                         Shareholders'
                             Common                Paid-in    Development
                             Stock                                                                          Equity
                             Shares     Amount     Capital    Stage

       Totals brought                               $          $
       forward               28,592,644 $          5,418,882  (3,090,241)$
                                        2,859                            2,331,500

       Issuance of common
       stock in
            February 1999,
            in connection
            with exercise
            of stock options
            at $.05 per
            share            280,000      28       13,972        -       14,000

       Options granted in
       March 1999 to a
            consultant for
            the purchase of
            150,000 shares
            of common stock
            stock for
            services
            provided
            through March
            31,1999             -          -       39,460        -       39,460

       Issuance of common
       stock in March 1999
            in connection
            with the
            acquisition of
            50% owned affiliate
            NetEngine
            Corporation,
            License  and
            related  fees  at
            fair  market  value -
            $.453125 per
            share            6,500,000   650       2,944,662     -       2,945,312

       Amortization of cost
       of options granted
            in prior periods
                                -          -       382,5-8       -       382,598

       Net loss, March 31,
       1999                    -          -          -        (1,472,283)(1,472,283)
                               --         --         --       ----------------------

       Balance at March 31,                         $          $
       1999                  35,372,644 $          8,799,574  (4,562,524)$
                                        3,537                            4,240,587
                             =====      =====      =====      =====      =====



                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                   (Unaudited)
                                                                     Period from
                                                                     October 3,
                                                                            1996
                                            Nine         Nine        (Inception)
                                              Months      Months
                                              Ended        Ended         to
                                            March 31,    March 31,    March 31,
                                               1999        1998         1999
                                                         (Restated)  (Restated)
                                                          (Note 7)    (Note 7)
        Cash flows from operating activities:
           Net                               $            $           $
           loss                             (1,472,283)  (418,224)   (4,562,524)
           Adjustments to reconcile net
           loss to
             net cash used in operating
             activities:
               Depreciation and
               amortization                     49,022      20,913        82,446
               Development costs and
               professional fees
                 paid through the issuance
                 of common
                 stock and granting of
                 stock options                 324,415      52,716     1,136,242
               Options granted as employee
               compensation                    140,450           -       822,950
               Change in assets and
               liabilities:
                 Prepaid expenses and
                 other
                   current assets
                                                59,306   (196,082)      (91,616)
                 Accounts payable -
                 affiliate -
                   Dreamplay Research Corp.
                                              (53,702)      47,324             -
                 Accrued expenses
                                             (117,233)    (17,219)      147,141
                                             ---------    --------      -------
             Net cash used in operating
             activities                     (1,070,025)  (510,572)   (2,465,361)
                                            -----------  ---------   -----------

        Cash flows from investing activities:
           Payment of security deposits
                                              (22,442)    (75,000)      (97,442)
           Purchase of property and
           equipment                          (76,721)   (243,667)     (352,555)
           Investment in 40% owned
           affiliate -
             Cyberstation Computers &
             Support Inc.                    (339,800)           -     (339,800)
           Costs related to acquisition of
           License                            (45,722)          -       (45,722)
                                              --------          --      --------
             Cash used in investing
             activities                      (484,685)   (318,667)     (835,519)
                                             ---------   ---------     ---------

        Totals carried forward               $            $           $
                                            -----        ------      --
                                            (1,554,710)  (829,239)   (3,300,880)
                                            -----------  ---------   -----------

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Concluded)

                                                                     Period from
                                                                     October 3,
                                                                            1996
                                            Nine         Nine        (Inception)
                                              Months      Months
                                              Ended        Ended         to
                                            March 31,    March 31,    March 31,
                                               1999        1998         1999
                                                         (Restated)  (Restated)
                                                          (Note 7)    (Note 7)

        Totals brought forward               $            $           $
                                            (1,554,710)  (829,239)   (3,300,880)

        Cash flows from financing activities:
           Net proceeds from issuance of
           common  shares                    1,928,073     904,176     3,861,757
           Decrease in deferred offering
           costs.                                6,795           -             -
           Received on exercise of stock
           options                             34,000           -        35,500
                                               -------          --       ------
             Net cash provided by
             financing activities           1,968,868     904,176     3,897,257
                                            ----------    --------    ---------

        Net increase in cash and cash
        equivalents                            414,158      74,937       596,377

        Cash and cash equivalents,
        beginning of  period
                                              182,219     109,138             -
                                              --------    --------            -
        Cash and cash equivalents, end of    $            $
        period                                 596,377     184,075             $
                                                                         596,377
                                            ===========  ==========  ===========


                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

        Common stock issued in connection
           with raising of                   $            $
           capital                             362,454     212,500    $
                                                                         574,954
                                            ===========  ==========  ===========

        Common stock issued in connection
        with the
           acquisition of 50% owned
           affiliate - NetEngine
           Corporation and License           $                        $
                                             2,945,312   $             2,945,312
                                                                 -
                                            ===========  ==========  ===========

        Receivable from shareholders in
        connection
           with exercise of stock options
                                            $            $                     $
                                                     -       2,850         1,350
                                            ===========  ==========  ===========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

        The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principals for financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the Annual Report of PlayStar Wyoming Holding Corp. on Form 10-K for the year ended June 30, 1998. The results for the nine months ended March 31,1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999.


Note 2. Nature of Business and Basis of Consolidation

        The consolidated financial statements include the accounts of PlayStar Wyoming Holding Corporation ("PlayStar Wyoming")(formerly PlayStar Corporation) and its wholly owned subsidiaries PlayStar Limited, a Jersey Island corporation, Players Ltd, an Antigua corporation and Antigua Casino and Sports Book Limited, an Antigua corporation (collectively "the Company"). All intercompany accounts and transactions have been eliminated in consolidation.

        The Company has been in the development stage since its incorporation on October 3, 1996. Through its subsidiaries the Company, designs, develops and operates, an on-line gaming service operating interactive, software-based games of chance, accessible world-wide through the Internet.

        Effective September 4, 1998, pursuant to a Merger Agreement, and an Application for Certificate of Transfer, Playstar Corporation was merged with and into Playstar Wyoming Holding Corp., a newly formed Wyoming corporation that became the surviving entity (the "Merger"). Subsequently, pursuant to a Wyoming statutory continuation procedure, Playstar Wyoming became an Antigua corporation ("Playstar Antigua"). In accordance with the terms of the merger, each outstanding share of Playstar Corporation's common stock was automatically converted into one outstanding share of Playstar Wyoming common stock and subsequently, in connection with the statutory continuation procedure referred to above, automatically converted into one ordinary share, par value $.0001 of Playstar Antigua.

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

           On March 25, 1999, the Company acquired, 40% of the common stock of Cyberstation Computers & Support, Inc. for Cdn.$ 500,000 ($339,800). In addition to this transaction, Players Ltd., entered into a license agreement with Cyberstation Limited, a St.Kitts corporation ("Cyberstation"). Players was granted an exclusive irrevocable perpetual royalty-free license to Cyberstation`s software and intellectual property, presently owned or hereafter to be acquired or developed, for use in certain designated countries and geographic territories. In consideration for the grant of the license, the Company issued to Cyberstation 5,000,000 of its common stock. In addition, the Company issued 1,500,000 of its common stock to third parties as fees in connection with this transaction.

        Players also received, as part of the transaction the following:

         1. 50% ownership in the common stock of NetEngine
           Corporation, a St.Kitts corporation)("NetEngine").

         2.An option to purchase for $100, at the  termination of the management services agreement (described below), the software programs, including related source codes, developed by Cyberstation for use in marketing, administration, and/or game playing activities related to casino style gaming on the Internet.

         3.An option to purchase 100% of the common stock of Dreamplay  Research
           Corp., an Ontario, Canada corporation for $100. Dreamplay served as the Company's software developer until December 29, 1998.

        The Company also entered into a management agreement with Cyberstation, whereby Cyberstation provides management services to the Company's operating subsidiaries, which terminates on June 30, 2002. Cyberstation will receive a base management fee of Cdn.$ 160,000 (US $105,000) per annum and a payment equal to 15% of the pre-tax profits of Players; and 10% of the pre-tax profits, in excess of certain thresholds as defined in the management agreement, of the Company.

        In addition, the Company has granted Cyberstation three options to acquire an aggregate of 5,000,000 common stock of PlayStar as follows:

                                          Exercise
           No. of Shares                     Price
           -------------                  --------
           1,000,000                       $   .25
           2,000,000                           .50
           2,000,000                          1.00
           ---------
           5,000,000

        These options vest over a three-year period, and only then if the pre-tax profits of PlayStar, as defined, exceed certain amounts described in the management agreement.


Note 3. New Accounting Pronouncements

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

Note 4. Investment in 50% owned affiliate - NetEngine Corporation and License

        Shares issued at fair market value $.453125

           Cyberstation Limited     5,000,000 shares        $2,265,625
           Fees                     1,500,000 shares           679,687
           Related costs                                        45,722
                                                            ----------
                                                            $2,991,034


Note 5. Computation of Net Loss per Common Share

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

        For all periods presented, common stock options and warrants are not included in the computation as they would be anti-dilutive. In the event that the Company was to report net income in future periods, these options and warrants aggregating 10,668,000 at March 31, 1999 could have a dilutive effect on future earnings per share calculations in those periods.


Note 6. Possible Legislation in the United States Congress

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

        If legislation prohibiting gaming on the Internet is enacted into law, that legislation could have a significant effect on the Company's online gaming operations. If a law prohibiting Internet gaming passes, the Company's gaming subsidiaries (Limited and Casino) might be forced to cease all marketing and promotional activities in the United States to ensure that no solicitation of United States citizens occurs. If such legislation prohibits United States citizens from gaming on the Internet, the Company may be expected to lose a significant portion of its online gaming customers.

Note 7. Restatement of 1997 Financial Information

        The financial statements as of June 30, 1997 and for the period October 3, 1996 (inception) to June 30, 1997 have been restated to comply with the requirements of APB No. 25 and SFAS 123.

        The effect of the correction with respect to the recording of stock options granted to employees and consultants during the period has been to increase development costs charged to operations by $461,000, and to increase employee compensation charged to operations by $682,500.

        In total, the effect of the restatement has been to charge operations $1,143,500 ($.08 per share).


Note 8. Subsequent Events

        On April 8, 1999 Stuart Brazier joined the Company as its new President, Chairman of the Board and Chief Executive Officer. At that time, Mr. Brazier was the beneficial owner of the remaining 50% of NetEngine not owned by the Company. He had underway negotiations involving millions of processing dollars and it was agreed that the Company would acquire his interest in NetEngine for 2,000,000 shares of its common stock (1,000,000, of which, would be not issued until January 8, 2000); and grant him an option to acquire an additional 500,000 shares of common stock at $1.25 until March 31, 2001.

        During May the Company agreed to acquire from Hanver Trust Company a 90% interest in VirtualCard PLC, a Nevis public liability company for 2,000,000 shares of its common stock plus an additional 100,000 shares in fees.


Item 2.  Management's Discussion and Analysis or Plan of Operation

       The information contained in this report on Form 10-QSB contains "forward looking statements" within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report. Although we believe that the assumptions made and expectations reflected in the forward looking statements are reasonable, actual results may differ materially from those suggested by the forward looking statements for various reasons.

    PlayStar/PlayStar Wyoming

        PlayStar is a holding company which, through its subsidiaries, PlayStar Limited, Antigua Casino and NetEngine, operates, promotes and commercializes e-commerce transactions and an on-line gaming service, that offers interactive, software-based games of chance.

        Antigua Casino conducts PlayStar's Internet gaming business, and PlayStar Limited licenses gaming technology to Antigua Casino's Internet gaming business. For the period from inception on October 3, 1996 until March 31, 1999, the cumulative earned interest and casino revenue of PlayStar was $178,519 and its accumulated deficit was $4,562,524.

        NetEngine will conduct the e-commerce activities of the Company.

        During 1996 and 1997, PlayStar raised an aggregate of $825,000 in cash through three private placements. In November and December 1997, and January 1998, PlayStar raised an additional $1,004,637 through two additional private placements. In May, July and August 1998, PlayStar raised an additional $2,469,700 through additional private placements. These financings have been sufficient to satisfy PlayStar's cash requirements.
    From these proceeds, the Company and its subsidiaries paid approximately $1,215,000 for products and services provided by Dreamplay and approximately $1,000,000 for legal, accounting, public relations and administrative services through March 31, 1999. At that date PlayStar had available approximately $550,000 in working capital. Of this amount, PlayStar intends to pay for the majority of its advertising, marketing and promotional efforts on a performance-related commission and/or profit sharing basis.

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

        Since the opening of its casino, Antigua Casino continued to operate in development mode under conditions of live play and real money wagering rather than only the free play of its earlier testing.

        This focus was carried forward into the first quarter of 1999 with ongoing analysis of the performance and the functionality of the casino. In addition, customer service systems and procedures were modified to reflect the reality of being live on line. Limited marketing activities resulted in a gradual build-up of the client and revenue base.

        With credit cards proving to be the means whereby almost 100% of this type of play is conducted, an important factor of operations is the ability to ensure adequate facilitation capability, not only from the standpoint of costs but also from the degree of fraud protection provided. This control enables chargebacks to be held to a minimum.

        Experience, during the last quarter of 1998, indicated the need for substantial improvement in this area. Accordingly, management instituted a search for an alternative solution to that then being carried out. With concern being expressed over possible changes in North American legislation, it was felt that such a solution would be required to be offshore.

        Analysis of the market indicated that this was an area ill served and suggested that a solution would provide the Company, not only with its internal needs, but also offer the considerable possibility of taking it into highly profitable areas of business activity outside the sphere of its casino operations.

        As 1998 concluded, management found in Cyberstation, not only the possibility of meeting these needs through the licensing of its ultra secure encryption technology and sophisticated data reporting capabilities, but also access to excellent sources of software design to further enhance the Company's Java based casino games. Management also believed that Cyberstation would provide the Company with the ability to introduce substantial savings in the cost infrastructure of its operations.

        Accordingly, with negotiations underway for these enhancements to its direction, the Company felt that its future would be best served by concluding its relationship with Dreamplay and this contract was terminated in late December 1998.

        For the March 1999 quarter, casino results were adversely affected by a number of large winners outside of a considered norm. However, we believe that long-term benefits are derived from favourable word of mouth publicity in meeting payments to such winners.

        While negotiations with Cyberstation were taking place during the quarter, Cyberstation personnel conducted a full examination of the gaming and back office software with a view towards its enhancement.

        The casino intends shortly to introduce a unique two-tiered affiliate business opportunity called QuickConnect. Under the program, webmasters, from anywhere on the Internet, are encouraged to host a direct link from their websites into our casino games. Webmasters who become program "Associates" use this casino gateway to feed players into our new cash management system, CashEngine. This product allows all players to be tracked back to the originating website, and provides the Associate with the ability to earn a 30% participating commission in the casino's net win. Associates become members of the Master Associate Program by signing up two new QuickConnect Associates, thereby earning an additional 20% override commission.

        With each QuickConnect application, Associates and Master Associates will be offered a CashEngine eCash account for easy tracking of commissions (see also possible use of a VirtualCard discussed below).

        During May we have introduced player incentive contests and have undertaken some direct e-mail programs, which have resulted in a significant increase in player activity.

NETENGINE

        A significant amount commerce is now being conducted over the Internet. Most of this e-commerce is conducted using credit cards, as consumers reach a comfort level that allays security concerns.

        As merchants accept the Internet as a place for doing business, many will recognize that they have much to gain by going offshore because it is relatively easy for them to set up shop@anywhere.com.

         They are the first generation of merchants who can choose their business domicile. With the right corporate structure in place, they can select the jurisdiction under which their profits are settled and taxed.

        As traditional businesses expand online and become truly global, the Company believes that there will be a shift to multi-national thinking with merchants identifying the opportunity and benefits of processing e-commerce transactions in an offshore jurisdiction.

        Recognizing the huge potential of providing credit card processing services, NetEngine has licensed a number of "Software Engines" for this purpose.


    Card Engine

        Using 2,048 bit RSA keys that are rated military grade cryptography allows merchants to perform credit card processing in an ultra secure manner. The keys are used to sign the merchant and transaction hub certificates for cross verification purposes. In addition, the certificates provide control over access to reviewing online reports outlining the transactions.

        Transactions occur live and only take a few seconds of real time processing. As part of this function, access is made to an effective database set up to limit possible consumer and merchant fraud.

        The system submits each transaction to online monitoring and real time accounting from the standpoint of both the merchant and its Bank. These financial institutions in turn use the system to monitor their total merchant network.

        As developed outside the United States, without participation of US citizens, it allows the technology to be used world-wide without violating any cryptographic export restrictions.

    Cash Engine

        The product works in conjunction with CardEngine. While the merchant uses CardEngine to process and report credit card transactions, CashEngine provides customers and marketing partners with electronic cash.

        Using its licensed proprietary 2,048 bit encryption technology, it allows for a software product with a set of functions associated to a unique computer certificate.

        The creation of an eCash account allows customers and affiliates to purchase goods or services from member merchants or transfer funds to other eCash account holders. In this way, eCash develops into a product that becomes used across numerous websites as a form of tender.

        The eCash management system allows users to review transactions that have occurred within their accounts and the status of their eCash account balance. Without the creation of a unique certificate being allocated to each user, this would not be possible.

        The possession of an eCash account also allows the user access to our newly acquired product namely VirtualCard.

    VirtualCard

        This product serves as a secured credit card/debit card matched against funds within eCash account. Balances within the account govern useable limits. Upon request, and subject to an annual fee, the user may request a physical Master Card that can be used to purchase goods and services, not only on the Internet, but elsewhere. These transactions are administered using the Bank's existing technical infrastructure; with an interface provided by CashEngine to monitor available spending.

        Similar review and reporting capabilities as eCash are available, again governed by the existence of a unique certificate.

    Marketing

        Management believes that the most effective way to penetrate into new markets will be through a network of joint ventures. These joint ventures will make up what will be known as the "NetEngine Network." NetEngine and the joint venture partner will jointly own each company within the NetEngine Network. NetEngine will provide the CashEngine and CardEngine technologies while the joint venture partner will provide the local contacts and resources.

        NetEngine will work with the local partner to set up the NetEngine operation. The ideal partner is one with a good relationship with Acquiring Banks and other strategic entities such as Internet Service Providers. NetEngine will provide a turnkey solution including but not limited to:

         1. The NetEngine name, logo and business plan;
         2. The CardEngine and CashEngine Software Technologies;
         3.  Credit  Card  Processing   Agreements  for  the  local
         Acquiring Bank;
         4. Merchant application forms and contracts; 5. Cardholder application forms and contracts; and 6. Customer Service and Sales training manuals;

        NetEngine recently announced its first such joint venture with MasterPay Limited, a Nevis company. Using Banks based in Guatemala City, management project that the Company will earn over $2 million in processing income by the end of 1999.

        The Company's investment in Cyberstation Computers and Support allows it to participate in revenues obtained in marketing similar products in territories not covered in the Cyberstation license.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PLAYSTAR WYOMING HOLDING CORP.


                               By:  /s/ William F.E. Tucker
                                   William F.E. Tucker
                                   President