Form 10QSB/A
period 1999-03-31
PLAYSTAR WYOMING HOLDING CORP
filed 1999-06-10
CIK 1060205

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            FORM 10-QSB/A-1


      (Mark One)


      (X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
      ( ) For the quarterly period ended March 31, 1999
      ( ) Transition report under Section 13 or 15(d) of the Exchange Act


      For the transition period from _____________ to _________

                  Commission File Number: 0-22443

                  PlayStar Wyoming Holding Corp.
                  ------------------------------
 (Exact Name of Small Business Issuer as Specified in Its Charter)

                Antigua                      52-209-8787
                -------                      -----------
         (State or Other Jurisdiction of    (I.R.S. Employer
         Incorporation or Organization)     Identification No.)

 The Dollar Building, Top Floor, Nevis Street, St. John's, Antigua, West Indies
-------------------------------------------------------------------------------
             (Address of Principal Executive Offices)

                          (268) 562-0075
                          --------------
         (Issuer's Telephone Number, Including Area Code)

                                N/A
                                ---
  (Former Name, Former Address and Former Fiscal Year, if Changed
                        Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No ____


               APPLICABLE ONLY TO CORPORATE ISSUERS

 As of March 31, 1999, the Registrant had outstanding 35,372,644 shares of its Common Stock, par value $0.0001 per share.


Traditional Small Business Disclosure Format (check one):Yes ______    No X

                           INDEX


Part I.  Financial Information                                   Page

   Item 1.  Financial Statements

      Consolidated Balance Sheets as of March 31,
        1999 and June 30,1998................................    3

      Interim Consolidated Statements of Operations
        for the nine months ended March 31,1998
        and 1999 and  for  the period  from  inception
       (October 3, 1996) to March 31,1999....................    5

      Interim  Consolidated  Statements of Shareholders'
        Equity the period from inception  (October 3, 1996)
        to June  30,1998  and for the nine  months
        ended March 31,1999..................................    6

      Interim  Consolidated  Statements  of Cash Flows
        for the nine months ended March 31,1998 and 1999
        and for the period from  inception  (October 3,
        1996) to March 31, 1999..............................    11

      Notes to Consolidated Financial Statements.............    13

   Item 2.  Management's Discussion and Analysis or
            Plan of Operation................................    17

Part II.  OTHER INFORMATION..................................    24

Item 1.  Financial Statements



                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                           ASSETS
                                              March 31,        June 30,
                                                1999             1998
                                                ----             ----
                                              (Unaudited)      (Audited)
Current assets:
     Cash and cash equivalents                $ 596,377       $ 182,219
     Subscriptions receivable                     1,350          21,350
     Prepaid expenses and other
     current assets                              91,616         150,922
                                                -------        -------
            Total current assets                689,343         354,491

Property and equipment,  net                    270,109         242,410

Deferred offering costs                               -           6,795

Security deposits                                97,442          75,000

Investment in 40% owned affiliate -
Cyberstation Computers & Support Inc.           339,800               -

Investment in 50% owned affiliate -
NetEngine Corporation                         1,196,414               -

License                                       1,794,620               -
                                              ----------        --------
                                            $ 4,387,728        $678,696
                                              ==========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable - affiliate -
     Dreamplay Research Corp.                  $     -        $ 53,702
     Accrued expenses and other current
     liabilities                               147,141         264,374
                                               --------        -------
            Total current liabilities          147,141         318,076

Shareholders' equity
     Preferred stock, $.0001 par value:
         Authorized - 1,000,000 shares;
         none issued or outstanding at
         March 31, 1999 and June 30, 1998            -               -
     Common stock, $.0001 par value:
         Authorized - 50,000,000 shares
         Issued and outstanding -
         35,372,644 shares at
         March 31, 1999 and 19,661,274
         shares at June 30, 1998                  3,537           1,966
     Additional paid-in capital               8,799,574       3,448,895
     Deficit accumulated in the
     development stage                       (4,562,524)     (3,090,241)
                                            -----------      -----------
            Total shareholders' equity      $ 4,240,587      $  360,620
                                            -----------      -----------
                                              4,387,728         678,696
                                              ==========       =========

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                 Period from
                                                                                 October 3,
                         Three         Three          Nine           Nine        1996
                         Months         Months        Months        Months       (Inception)
                          Ended         Ended         Ended          Ended          to
                        March 31,     March 31,     March 31,      March 31,     March 31,
                          1999           1998          1999          1998          1999
                          ----           ----          ----          ----          ----
                                      (Restated)                   (Restated)    (Restated)
                                       (Note 7)                     (Note 7)     (Note 7)

Revenue:                 $ 51,926      $       -     $ 133,071      $      -    $  133,071
   Casino testing           7,420          1,105        34,377         1,628        45,448
   Interest income         ------         ------       -------        ------       ------
                           59,346          1,105       167,448         1,628       178,519

Expenses:
   Development costs      221,485        121,484     1,030,619       350,820     2,814,569
   Credit issued against
   prior development costs      -              -             -      (171,489)     (171,489)
   Professional fees       38,894        181,224       227,742       206,890       870,806
   Options granted as
   employee compensation        -              -       140,450             -       822,950
   General & adminstration 48,868          4,681       135,835        12,718       262,242
   Bank charges &
   processing fees         16,967              -        34,279             -        34,279
   Chargeback expense      21,784              -        21,784             -        21,784
   Depreciation and
   amortization            16,356          9,676        49,022        20,913        82,446
   Incorporation costs          -              -             -             -         3,456
                               --             --            --            --        -----
Total expenses
                          364,354        317,065     1,639,731       419,852      4,741,043
                         --------       --------    ----------      --------     ---------
 Net loss                (305,008)      (315,960)   (1,472,283)    (418,224)     (4,562,524)
                        ==========    ===========   ===========    ==========    ==========
 Basic loss per share    $   (.01)      $   (.02)    $    (.05)     $  (.02)
                        ==========    ===========   ===========    ==========
Weighted avergage
number of shares        29,732,644    18,271,107    27,250,680    16,880,607
                        ==========    ===========   ===========   ==========



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

                                   (Unaudited)


                                                              Deficit
                                                              Accumulated
                               Common Stock        Additional in the       Total
                             -----------------     Paid-In    Development  Shareholders'
                              Shares     Amount    Capital    Stage        Equity
                              ------     ------    -------    -----------   ------------
       October 3, 1996
       (inception)              -       $  -        $ -         $  -        $   -

       Common stock issued
         in exchange for
         all of the
         issued and
         outstanding
         shares of
         Playstar Limited
         in October 1996
         (at $.0001
          per share)
                             12,000,000   1,200         -          -             1,200

       Options granted to
          employees
          and consultants
          for development
          costs and
          services             -          -         1,143,500       -        1,143,500

       Issuance of common
          stock in
          October 1996
          and January
          1997 for
          development
          costs based on
          fair market
          value of services
          performed           1,750,000     175       174,825       -          175,000

       Issuance of common
          stock in November
          1996 at $.40
          per share in a
          private
          placement
          offering, less
          costs of
          $163,015             2,062,500    206       661,779       -          661,985

        Net loss, June 30,
          1997(restated)        -            -            -    (1,926,732)  (1,926,732)
                               --           --            --    -----------  ----------

       Balance at June 30,
          1997 (restated)
          (carried forward)   15,812,500   1,581      1,980,104 (1,926,732)     54,953
                             -----------  ------     ---------- ----------     -------


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




                                                              Deficit
                                                              Accumulated
                               Common Stock        Additional in the       Total
                             -----------------     Paid-In    Development  Shareholders'
                              Shares     Amount    Capital    Stage        Equity
                              ------     ------    -------    -----------   ------------

       Balance at June 30,
         1997 (restated)
         (brought forward)  15,812,500    $1,581  $1,980,104  $(1,926,732) $   54,953

       Issuance of common
          stock in
          November 1997
          in connection
          with a
          private
          placement
          offering at
          $.40 per share,
          less related
          costs of $50,000   1,250,000       125     449,875        -         450,000

       Issuance of common
          stock in
          December 1997,
          in a private
          placement
          offering at
          $.50 per
          share, less
          related costs
          of $36,211            724,274        72     325,854       -         325,926

       Issuance of common
          stock in January
          1998, in a
          private
          placement
          offering at
          $.50 per share,
          less related costs
          of $14,250            285,000        29      128,221      -         128,250

       Issuance of common
          stock in January
          1998,  as a  fee
          in  connection
          with  the  November
          1997  private
          placement offering
          (fair market value
          $.85 per
          share $212,500)       250,000        25          (25)     -          -

       Options granted
          during December
          1997 through April
          1998 for the purchase
          of 315,000 common
          shares to consultants
          as compensation for
          development costs,
          less unearned
          portion ($173,596)       -            -        51,530     -         51,530
                                   --          --       -------     --        ------

       Totals carried forward 18,321,774   $1,832    $2,935,559 (1,926,732) 1,010,659
                             -----------   ------   ----------- ----------- ---------

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



                                                              Deficit
                                                              Accumulated
                               Common Stock        Additional in the       Total
                             -----------------     Paid-In    Development  Shareholders'
                              Shares     Amount    Capital    Stage        Equity
                              ------     ------    -------    -----------   ------------

Totals brought forward      18,321,774  $1,832  $2,935,559  $(1,926,732)   $1,010,659

Issuance of common
  stock in
  January 1998,
  in connection
  with exercise
  of stock options
  at $.05 per share             30,000       3       1,497         -            1,500

Issuance of common
  stock in
  February 1998,
  in connection
  with exercise
  of stock options
  at $.05 per share             27,000       2       1,348         -            1,350

Issuance of common
  stock in May
  1998, at $.50 per
  share, less costs
  of $15,936                   437,000      44     202,520         -          202,564

Issuance of common
  stock in May
  1998, at $.40
  per share, less
  costs of $14,441             445,500      45     163,714         -          163,759

Issuance of common
  stock in May
  1998, in
  connection with
  exercise of stock
  options, at
  $.05 per share               400,000      40       19,960        -          20,000

Current year
  amortization of cost
  of options granted
  in prior periods                   -       -       45,617        -          45,617

Options granted in
  October 1998 to
  consultants for
  the purchase
  of 300,000
  shares of common
  stock for services
  provided through
  June 30, 1998                      -       -       78,680        -          78,680

 Net loss, June 30,
  1998                               -       -          -    (1,163,509)  (1,163,509)
                                    --      --         --    ----------   ----------

Balance at June 30,
  1998 (carried forward)      19,661,274  $1,966  $3,448,895 $(1,926,732) $1,524,129
                             ----------   ------  ----------- ----------  ----------


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




                                                              Deficit
                                                              Accumulated
                               Common Stock        Additional in the            Total
                             -----------------     Paid-In    Development       Shareholders'
                              Shares     Amount    Capital    Stage             Equity
                              ------     ------    -------    -----------       ------------

Balance at June 30,
  1998(brought forward)     19,661,274   $1,966   3,448,895   $(3,090,241)        $360,620

Issuance of common
  stock in July
  1998 in a private
  placement offering at
  $.50 per share, less
  related costs of $750         30,000        3      14,247        -                14,250

Issuance of common
  stock in August
  1998 in a private
  placement offering at
  $.40 per share, less
  related costs of $100          5,000        1       1,899        -                 1,900

Issuance of common
  stock in August
  and September
  1998, in a private
  placement offering at
  $.2580645 per share,
  less related costs
  of $144,077                7,967,000      796    1,911,127       -             1,911,923

Issuance of common
  stock in September
  1998, as fees in
  connection with
  private placement
  offerings in May,
  July,  August and
  September  1998
  (fair market value
  $.39 per share
  $362,454)                    929,370      93           (93)      -                      -

Options granted in
  December 1998 to a
  consultant for
  the purchase of
  150,000 shares
  of common stock
  stock for services
  provided through
  December 31,1998                 -         -        42,807       -                   42,807
                                   --       --       -------       --                  ------

Totals carried forward     28,592,644    $ 2,859  $5,418,882   $(3,090,241)         $2,331,500
                           ----------     -----    ---------    ----------           ---------


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




                                                              Deficit
                                                              Accumulated
                               Common Stock        Additional in the            Total
                             -----------------     Paid-In    Development       Shareholders'
                              Shares     Amount    Capital    Stage             Equity
                              ------     ------    -------    -----------       ------------

Totals brought forward      28,592,644  $2,859   $5,418,882  $(3,090,241)      $2,331,500

Issuance of common
  stock in February 1999,
  in connection with
  exercise of stock
  options at $.05 per
  share                        280,000      28       13,972        -               14,000

Options granted in
  March 1999 to a
  consultant for
  the purchase of
  150,000 shares
  of common stock
  stock for services
  provided through March
  31, 1999                           -       -       39,460        -              39,460

Issuance of common
  stock in March 1999
  in connection
  with the acquisition of
  50% owned affiliate -
  NetEngine Corporation,
  License and related
  fees at fair  market
  value - $.453125 per
  share                         6,500,000   650   2,944,662        -            2,945,312

Amortization of cost
  of options granted
  in prior periods                    -       -     382,598        -             382,598

Net loss, March 31, 1999              -       -          -    (1,472,283)     (1,472,283)
                                     --      --         --     ----------      ----------

Balance at March 31, 1999      35,372,644  $3,537 $8,799,574 $(4,562,524)     $4,240,587
                               ==========   ===== ========== ===========      ===========



                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                   (Unaudited)
                                                                     Period from
                                                                     October 3,
                                            Nine         Nine           1996
                                            Months       Months      (Inception)
                                            Ended        Ended           to
                                            March 31,    March 31,    March 31,
                                              1999         1998         1999
                                            ---------    ----------  ----------
                                                         (Restated)  (Restated)
                                                          (Note 7)    (Note 7)
Cash flows from operating activities:
    Net loss                             $(1,472,283)  $(418,224)   $(4,562,524)
    Adjustments to reconcile net
    loss to net cash used in operating
    activities:
       Depreciation and amortization          49,022      20,913         82,446
       Development costs and
         professional fees
         paid through the issuance
         of common stock and granting
         of stock options                    324,415      52,716      1,136,242
       Options granted as employee
         compensation                        140,450           -        822,950
       Change in assets and
         liabilities:
         Prepaid expenses and
           other current assets               59,306    (196,082)      (91,616)
         Accounts payable -
           affiliate -
           Dreamplay Research Corp.          (53,702)      47,324            -
         Accrued expenses                   (117,233)     (17,219)     147,141
                                            ---------    --------      -------
    Net cash used in operating activities (1,070,025)    (510,572)   (2,465,361)
                                          -----------    ---------   -----------

Cash flows from investing activities:
    Payment of security deposits             (22,442)     (75,000)      (97,442)
    Purchase of property and equipment       (76,721)    (243,667)     (352,555)
    Investment in 40% owned affiliate -
           Cyberstation Computers &
           Support Inc.                     (339,800)           -      (339,800)
    Costs related to acquisition of
          License                            (45,722)           -       (45,722)
                                              --------     -------      --------
           Cash used in investing
           activities                       (484,685)    (318,667)     (835,519)
                                            ---------    ---------     ---------

        Totals carried forward            $(1,554,710)  $(829,239)   (3,300,880)
                                           -----------  ---------    -----------

                         PLAYSTAR WYOMING HOLDING CORP.
                (FORMERLY PLAYSTAR CORPORATION) AND SUBSIDIARIES
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Concluded)

                                                                     Period from
                                                                     October 3,
                                              Nine        Nine          1996
                                              Months      Months     (Inception)
                                              Ended       Ended          to
                                             March 31,    March 31,    March 31,
                                               1999         1998        1999
                                            ---------    ----------  -----------
                                                         (Restated)  (Restated)
                                                          (Note 7)    (Note 7)

Totals brought forward                    $(1,554,710)  $(829,239)  $(3,300,880)

Cash flows from financing activities:
    Net proceeds from issuance of
    common  shares                          1,928,073     904,176     3,861,757
    Decrease in deferred offering costs         6,795           -             -
    Received on exercise of stock options      34,000           -        35,500
                                               -------         --        ------
       Net cash provided by financing
       activities                           1,968,868     904,176     3,897,257
                                            ----------    --------    ---------

Net increase in cash and cash equivalents     414,158      74,937       596,377

Cash and cash equivalents, beginning of
    period                                    182,219     109,138             -
                                              --------    --------            -
Cash and cash equivalents, end of period    $ 596,377    $184,075   $   596,377
                                            ===========  ==========  ===========


                   Supplemental Schedule of Non-Cash Investing
                            and Financing Activities

Common stock issued in connection
   with raising of capital                  $   362,454  $ 212,500  $   574,954
                                            ===========  ==========  ===========

Common stock issued in connection
   with the acquisition of 50% owned
   affiliate - NetEngine Corporation
   and License                              $  2,945,312  $   -       $2,945,312
                                            ===========  ==========  ===========

Receivable from shareholders in
    connection with exercise of
    stock options                           $       -     $   2,850  $    1,350
                                            ===========  ==========  ==========

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

        Players also received, as part of the transaction the following:

         1. 50% ownership in the common stock of NetEngine Corporation, a St. Kitts corporation)("NetEngine").

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


                               PLAYSTAR WYOMING HOLDING CORP.



                               By:  /s/ William F.E. Tucker
                                   --------------------------
                                   William F.E. Tucker
                                   Treasurer and Secretary